Form 10-Q
period 1995-03-31
ST IVES LABORATORIES INC
filed 1995-05-10
CIK 814248

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission file number
March 31, 1995                                                           0-16060

                          ST. IVES LABORATORIES, INC.

                     (Exact name of registrant as specified
                                in its charter)


Delaware                                                              95-4106202
 (State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                              Identification No.)


9201 Oakdale Avenue                                                   91311-6521
Chatsworth, California                                                (Zip Code)
 (Address of principal executive offices)


Registrant's telephone number,                                     (818)709-5500
including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                                Yes  X  No______
                                                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 30, 1995
- - ----------------------------
Common Stock, $.01 Par Value                                           7,019,399

================================================================================

                          ST. IVES LABORATORIES, INC.

                                     INDEX

                                                               Page No.
                                                               --------

Cover sheet                                                       1

Index                                                             2

PART I - Financial Information

Item 1    Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets at March 31, 1995
               and December 31, 1994                              3

               Consolidated Income Statements for the three
               months ended March 31, 1995 and 1994               4

               Consolidated Statements of Cash Flows for the
               three months ended March 31, 1995 and 1994         5

          Notes to Consolidated Financial Statements              6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

PART II - Other Information

Item 6    Exhibits and Reports on Form 8-K                       11


Signatures                                                       11

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          ST. IVES LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1995           1994
                                                      -----------   -----------
                                                             (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                             $ 2,885,337   $ 3,465,709
  Short term investments                                  1,249,865     1,249,603
  Accounts receivable - trade, less allowance for
     doubtful accounts ($410,000 at March 31, 1995
     and December 31, 1994)                              20,417,824    20,284,639
  Accounts receivable - related party                       804,639       382,829
  Accounts receivable - other                             1,542,266     1,566,553
  Inventories                                            28,522,049    30,045,445
  Prepaid and other assets                                2,069,384     1,591,065
  Deferred income taxes                                   1,999,349     1,999,208
                                                        -----------   -----------

        Total current assets                             59,490,713    60,585,051

Plant and equipment, net                                  7,632,422     8,043,491
Other assets                                                476,868       483,426
                                                        -----------   -----------

        Total assets                                    $67,600,003   $69,111,968
                                                        ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 9,941,859   $11,337,817
  Accrued expenses                                        9,216,978     9,691,945
  Income taxes payable                                      442,373       610,560
  Deferred income taxes                                     196,530       196,530
  Short term debt                                         3,131,000     3,500,000
                                                        -----------   -----------

        Total current liabilities                        22,928,740    25,336,852
                                                        -----------   -----------

Stockholders' equity:
  Preferred stock, $.01 par value per share, 5,000,000
     shares authorized; no shares issued or outstanding
  Common stock, $.01 par value per share, 30,000,000
     shares authorized; 7,019,399 shares issued
     and outstanding at March 31, 1995 and
     December 31, 1994                                       70,194        70,194
  Paid-in capital                                        12,382,018    12,382,018
  Retained earnings                                      32,485,575    32,373,433
  Cumulative translation adjustments                       (266,524)   (1,050,529)
                                                        -----------   -----------

        Total stockholders' equity                       44,671,263    43,775,116
                                                        -----------   -----------

        Total liabilities and stockholders' equity      $67,600,003   $69,111,968
                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          ST. IVES LABORATORIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                               --------------------------
                                                                   1995           1994
                                                               -----------    -----------
Net sales (includes related party sales of $4,536,130          $38,973,008    $38,348,903
  and $4,410,920 for the three months ended                    -----------    -----------
  March 31, 1995 and 1994, respectively)

Cost of products sold                                           22,082,179     21,153,466

Selling, marketing and
  administrative expenses                                       16,440,791     16,193,760
                                                               -----------    -----------

  Operating costs and expenses                                  38,522,970     37,347,226
                                                               -----------    -----------

Income from operations                                             450,038      1,001,677

Interest expense                                                   125,032         86,671

Other (income), net                                                (96,903)       (58,514)
                                                               -----------    -----------

Income before income taxes                                         421,909        973,520

Provision for income taxes                                          99,185        485,452
                                                               -----------    -----------

     Net income                                                $   322,724    $   488,068
                                                               ===========    ===========

Net income per share                                           $      0.05           0.07
                                                               ===========    ===========

Dividends per share                                            $      0.03    $      0.03
                                                               ===========    ===========

Weighted average shares
  outstanding                                                    7,019,399      7,004,232
                                                               ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          ST. IVES LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months
                                                            Ended March 31,
                                                      ----------------------------
                                                          1995           1994
                                                      ------------   -------------

Cash flow from operating activities:
  Net income                                        $   322,724    $    488,068
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                         735,822         594,300
  Deferred income taxes                                    (141)              -
  Changes in assets and liabilities:
     Accounts receivable - trade                        180,815         276,716
     Accounts receivable - related party               (421,810)       (872,825)
     Accounts receivable - other                         52,287        (390,120)
     Inventories                                      2,023,396       3,002,245
     Prepaid and other assets                          (414,319)       (528,996)
     Accounts payable                                (1,489,958)        176,215
     Accrued expenses                                  (576,967)       (104,076)
     Income taxes payable                              (195,187)        483,725
                                                    -----------    ------------

       Net cash provided by
        operating activities                            216,662       3,125,252
                                                    -----------    ------------

Cash flow from investing activities:
  Purchase of plant and equipment                      (260,753)       (377,948)
  Other assets                                           19,558          (3,349)
  Short term investments                                   (262)           (262)
                                                    -----------    ------------

       Net cash used for
        investing activities                           (241,457)       (381,559)
                                                    -----------    ------------

Cash flow from financing activities:
  Common stock options exercised                              -         162,500
  Cash dividends paid                                  (210,582)       (210,282)
  Short term debt borrowings                          8,773,000      15,851,000
  Short term debt repayments                         (9,142,000)    (20,025,000)
                                                    -----------    ------------

       Net cash used for
        financing activities                           (579,582)     (4,221,782)
                                                    -----------    ------------

Effect of exchange rate changes on cash                  24,005         (22,265)
                                                    -----------    ------------

Net decrease in cash and cash equivalents              (580,372)     (1,500,354)
Cash and cash equivalents at beginning of period      3,465,709       3,024,607
                                                    -----------    ------------

Cash and cash equivalents at end of period          $ 2,885,337    $  1,524,253
                                                    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ST. IVES LABORATORIES, INC.
                          ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


Note 1. General - The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the St. Ives Laboratories, Inc.'s annual report on Form 10-K for the year ended December 31, 1994.

Note 2.   Inventories - The components of inventories were:

                                            March 31,    December 31,
                                              1995           1994
                                           -----------   ------------

          Raw and packaging materials      $ 7,656,934    $ 7,027,459
          Work in-process                      494,728        521,744
          Finished goods                    20,370,387     22,496,242
                                           -----------    -----------

                                           $28,522,049    $30,045,445
                                           ===========    ===========

          Finished goods inventories include the cost of materials, direct labor and manufacturing overhead.

Note 3. Income taxes - The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes due to the effect of foreign operations, state income taxes net of federal tax benefit and other factors.

Note 4. Net income per share amounts have been computed using the weighted average number of shares outstanding. For the periods presented, stock options have an immaterial dilutive effect.

                          ST. IVES LABORATORIES, INC.
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
             ------------------------------------------------------
                                  (Unaudited)


Note 5. Reclassifications - Historically, the Company has recorded an expense for certain promotional and marketing allowances that were shown on the face of a customer invoice as a deduction from the list price (herein referred to as the "off-invoice allowances"). Following a recent industrywide trend, the Company changed its invoicing methodology in 1995 by substantially eliminating off-invoice allowances in North America. Simultaneously, the Company reduced its list prices which are used to record net sales when products are shipped. In order to provide consistency and allow for the comparison of results between periods, $4,297,000 of costs relating to off-invoice allowances that were previously included as a selling expense (Selling, marketing, and administrative expenses) were reclassified against net sales for the three-month period ended March 31, 1994.

                          ST. IVES LABORATORIES, INC.
                          ---------------------------


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the first quarter of calendar year 1995 were $38,973,000, an increase of $624,000 (1.6%) over the comparable period of 1994. See Note 5 "Reclassifications" in the Notes to Consolidated Financial Statements for a discussion of a reclassification that affects net sales. Personal Care Products sales in the United States increased $1,482,000 (7.0%) during this period while international sales increased $1,101,000 (11.6%). As compared to the first quarter of 1994, net sales of the Company's Custom Label Products decreased $1,959,000 (25.1%).

The increase in United States Personal Care Products sales was primarily due to the incremental sales volume generated from certain new SWISS FORMULA(R) products that have been introduced over the past twelve months. A slight decline in unit volume on existing products was partially offset by a modest price increase. Also, and as previously reported, the Company believes that Personal Care Products sales in the United States during the first quarter of 1994 were adversely affected by lost shipping and selling days due to severe winter weather in the East. Accordingly, the Company believes that the current period net sales increase in the United States is higher than would otherwise be the case. The decrease in Custom Label Products sales in the period was due to decreased unit sales to customers other than the Company's largest custom label account. International sales increased principally due to higher unit sales in existing geographical markets.

Cost of Products Sold

For the three-month period ended March 31, 1995, cost of products sold increased by $929,000, and as a percent of net sales to 56.7% from 55.2% in the first quarter of 1994. The increase in absolute dollars related, in part, to higher sales volume in the quarter. The increase in the cost of products sold percentage was primarily related to a lower gross margin within the Company's Custom Label Products business that resulted from customer purchase decisions.

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses increased by $247,000 (1.5%) in the first quarter of 1995 and represented the same percentage of net sales in both quarterly periods. Selling and distribution expenses increased both in absolute dollars and as a percent of sales during the period. The increase in selling expenses was primarily the result of additional selling and promotional activities incurred in connection with the Company's ongoing efforts to penetrate foreign markets. The higher level of distribution expenses was due to the incurrence of costs designed to improve the overall efficiency of the Company's warehouse operations. Total marketing expenditures for the first quarter were $4,116,000, representing a decrease of 8.8% from the comparable period of 1994. This decrease was due to reduced marketing activities within the Company's Personal Care Products category worldwide, including lower levels of advertising and decreased sales of bonus pack merchandise. Administrative expenses decreased both in absolute dollars and as a percent of sales in the first quarter of 1995 as compared to the prior year. The Company benefited from net foreign currency transaction gains of $157,000 during the first quarter of 1995 primarily due to U.S. Dollar exchange fluctuations relative to the Danish Kroner. Also, and as previously reported, during the first quarter of 1994, the Company recorded a $175,000 after-tax charge, or $0.03 per share, to reflect the estimated costs of repair and refurbishment of its facilities after the January 17, 1994 Northridge earthquake. Absent this earthquake charge, administrative expenses increased during the first quarter of 1995 as compared to the prior year.

Interest Expense

For the first quarter of 1995, interest expense increased to $125,000 from $87,000 in the same period last year. The increase is due to higher interest rates and other factors, partially offset by lower daily average borrowings during the first quarter of 1995.

Other income, net

For the first quarters of 1995 and 1994, other income, net primarily reflects earnings from invested cash and short term investments.

Provision for Income Taxes

During the first quarters of 1995 and 1994, taxes on income were $99,000 and $485,000, respectively, or 23.5% and 49.9%, respectively, of income before income taxes. The decrease in the effective tax rate in the first quarter of 1995 was primarily due to the effect of foreign subsidiary operating income which was shielded from current period income taxes through the use of historical net operating losses.

Net Income

Net income for the first quarter of 1995 was $323,000 or $0.05 per share versus $488,000 or $0.07 per share in the comparable quarter of 1994. As a percent of net sales, net income declined to 0.8% in the first quarter of 1995 from 1.3% in the comparable period of 1994. The decrease in net income was primarily due to a lower gross margin, higher selling and distribution expenses, and increased interest expense.

Financial Condition

The Company had cash, cash equivalents and short term investments of $4,135,000 and $4,715,000 at March 31, 1995 and December 31, 1994, respectively.

Net cash provided by operating activities in the first quarter of 1995 was $217,000 due primarily to lower inventory levels which were partially offset by reductions in various current liabilities. As compared to December 31, 1994, the Company lowered total inventories by $1,523,000 almost exclusively in finished goods. The decrease in accounts payable was related to the timing of purchases and the resulting timing of payments to vendors. Depreciation and amortization was a $736,000 noncash charge in the period. At March 31, 1995, the Company's working capital level and current ratio increased when compared to December 31, 1994.

Capital spending in the first quarter of 1995 represented normal purchases of plant and equipment that are designed to maintain capacity and efficiencies in the Company's manufacturing and distribution facilities.

Net cash used for financing activities in the first quarter of 1995 was $580,000 resulting from a reduction in short term borrowing levels and the payment of cash dividends. During the first quarter of 1995, the Company reduced its short term borrowing levels by $369,000 primarily by lowering inventory levels and reducing cash and cash equivalents. Cash dividends paid during the first quarter of 1995 were $211,000.

The Company believes that funds generated from operations, cash, cash equivalents, short term investments and its bank line of credit will be sufficient to satisfy its anticipated cash requirements for current operations and the foreseeable future.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)  Financial Data Schedule

(b)  Reports

     No event has occurred during the quarter for which this report is filed that would require the filing of a report on Form 8-K and, therefore, no such report has been filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ST. IVES LABORATORIES, INC.
                                       (Registrant)



Date:  May 10, 1995                    /s/ JOHN L. BOYLE
                                       ---------------------------
                                       JOHN L. BOYLE
                                       CHIEF FINANCIAL OFFICER



Date:  May 10, 1995                    /s/ MAC ALLEN CULVER III
                                       ----------------------------
                                       MAC ALLEN CULVER III
                                       PRESIDENT