Form 10-Q
period 1995-06-30
ST IVES LABORATORIES INC
filed 1995-08-10
CIK 814248

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the Quarterly Period Ended                         Commission file number
June 30, 1995                                                         0-16060

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

                                                     Yes  X    No
                                                         ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 31, 1995
-------------------------------------         ----------------------------
Common Stock, $.01 Par Value                                     7,025,399

================================================================================
                                                              Page 1 of 11 pages

                          ST. IVES LABORATORIES, INC.

                                     INDEX

                                                               Page No.
                                                               --------

Cover sheet                                                       1

Index                                                             2

PART I - Financial Information

Item 1   Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets at June 30, 1995
               and December 31, 1994                              3

               Consolidated Income Statements for the three
               months ended June 30, 1995 and 1994 and for
               the six months ended June 30, 1995 and 1994        4

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1995 and 1994            5

          Notes to Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

PART II - Other Information

Item 6   Exhibits and Reports on Form 8-K                        11

Signatures                                                       11

                                                              Page 2 of 11 pages

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          ST. IVES LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1995           1994
                                                       -----------  ------------
                                                       (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                            $ 1,848,036   $ 3,465,709
  Short term investments                                               1,249,603
  Accounts receivable - trade, less allowance for
     doubtful accounts ($410,000 at June 30, 1995
     and December 31, 1994)                             25,498,545    20,284,639
  Accounts receivable - related party                    1,017,603       382,829
  Accounts receivable - other                            2,063,402     1,566,553
  Inventories                                           29,062,584    30,045,445
  Prepaid and other assets                               2,193,781     1,591,065
  Deferred income taxes                                  2,000,849     1,999,208
                                                       -----------   -----------
       Total current assets                             63,684,800    60,585,051

Plant and equipment, net                                 7,146,212     8,043,491
Other assets                                               435,091       483,426
                                                       -----------   -----------
       Total assets                                    $71,266,103   $69,111,968
                                                       ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $10,451,693   $11,337,817
  Accrued expenses                                       9,603,278     9,691,945
  Income taxes payable                                   1,262,889       610,560
  Deferred income taxes                                    196,530       196,530
  Short term debt                                        4,547,000     3,500,000
                                                       -----------   -----------
       Total current liabilities                        26,061,390    25,336,852
                                                       -----------   -----------

Stockholders' equity:
  Preferred stock, $.01 par value per share,
     5,000,000 shares authorized; no shares
     issued or outstanding
  Common stock, $.01 par value per share,
     30,000,000 shares authorized; 7,025,399
     and 7,019,399 shares issued and outstanding
     at June 30, 1995 and December 31, 1994,
     respectively                                           70,254        70,194
  Paid-in capital                                       12,423,958    12,382,018
  Retained earnings                                     32,977,521    32,373,433
  Cumulative translation adjustments                      (267,020)   (1,050,529)
                                                       -----------   -----------

       Total stockholders' equity                       45,204,713    43,775,116
                                                       -----------   -----------

       Total liabilities and stockholders' equity      $71,266,103   $69,111,968
                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Page 3 of 11 pages

                          ST. IVES LABORATORIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                                          Three Months                      Six Months
                                                         Ended June 30,                    Ended June 30,
                                                -----------------------------       --------------------------
                                                   1995               1994              1995           1994
                                                -----------       -----------       -----------    -----------
Net sales (includes related party sales of
  $5,612,844 and $6,805,620 for the three
  months ended June 30, 1995 and 1994,
  respectively, and $10,148,974 and
  $11,216,540 for the six months ended
  June 30, 1995 and 1994, respectively)         $42,392,009       $42,732,868       $81,365,017    $81,081,771
                                                -----------       -----------       -----------    -----------

Cost of products sold                            23,225,882        23,654,378        45,308,061     44,807,844

Selling, marketing and
  administrative expenses                        17,403,468        18,152,542        33,844,259     34,346,302
                                                -----------       -----------       -----------    -----------

Operating costs and expenses                     40,629,350        41,806,920        79,152,320     79,154,146
                                                -----------       -----------       -----------    -----------

Income from operations                            1,762,659           925,948         2,212,697      1,927,625

Interest expense                                    110,651            53,250           235,683        139,921

Other (income), net                                (121,751)          (81,912)         (218,654)      (140,426)
                                                -----------       -----------       -----------    -----------

Income before income taxes                        1,773,759           954,610         2,195,668      1,928,130

Provision for income taxes                        1,071,231           674,924         1,170,416      1,160,376
                                                -----------       -----------       -----------    -----------

Net income                                      $   702,528       $   279,686       $ 1,025,252    $   767,754
                                                ===========       ===========       ===========    ===========

Net income per share                                  $0.10             $0.04             $0.15          $0.11
                                                ===========       ===========       ===========    ===========

Dividends per share                             $      0.03       $      0.03       $      0.06    $      0.06
                                                ===========       ===========       ===========    ===========

Weighted average shares outstanding               7,019,597         7,015,388         7,019,498      7,009,841
                                                ===========       ===========       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                                              Page 4 of 11 pages

                          ST. IVES LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                      -----------------------------
                                                          1995            1994
                                                      -------------   -------------

Cash flow from operating activities:
  Net income                                          $  1,025,252    $    767,754
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                          1,360,880       1,251,743
  Deferred income taxes                                        359         (46,101)
  Impairment in land value                                       -       1,081,000
  Changes in assets and liabilities:
     Accounts receivable - trade                        (4,875,906)       (491,920)
     Accounts receivable - related party                  (634,774)       (587,991)
     Accounts receivable - other                          (456,849)       (153,955)
     Inventories                                         1,451,861       2,365,316
     Prepaid and other assets                             (528,716)       (802,645)
     Accounts payable                                     (979,124)      1,602,864
     Accrued expenses                                     (188,667)         15,747
     Income taxes payable                                  638,329         330,015
                                                      ------------    ------------

       Net cash provided by (used for)
        operating activities                            (3,187,355)      5,331,827
                                                      ------------    ------------

Cash flow from investing activities:
  Purchase of plant and equipment                         (405,601)     (1,006,541)
  Other assets                                              37,335          39,151
  Short term investments                                 1,249,603            (524)
                                                      ------------    ------------

       Net cash provided by (used for)
        investing activities                               881,337        (967,914)
                                                      ------------    ------------

Cash flow from financing activities:
  Common stock options exercised                            42,000         209,000
  Cash dividends paid                                     (421,164)       (420,804)
  Short term debt borrowings                            16,478,000      17,343,000
  Short term debt repayments                           (15,431,000)    (24,206,000)
                                                      ------------    ------------

       Net cash provided by (used for)
        financing activities                               667,836      (7,074,804)
                                                      ------------    ------------

Effect of exchange rate changes on cash                     20,509           4,835
                                                      ------------    ------------

Net decrease in cash and cash equivalents               (1,617,673)     (2,706,056)
Cash and cash equivalents at beginning of period         3,465,709       3,024,607
                                                      ------------    ------------

Cash and cash equivalents at end of period            $  1,848,036    $    318,551
                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Page 5 of 11 pages

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

Note 2.   Inventories - The components of inventories were:

                                             June 30,     December 31,
                                              1995           1994
                                           -----------   ------------

          Raw and packaging materials      $ 8,116,947    $ 7,027,459
          Work in-process                      552,114        521,744
          Finished goods                    20,393,523     22,496,242
                                           -----------    -----------
                                           $29,062,584    $30,045,445
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

                                                              Page 6 of 11 pages

                          ST. IVES LABORATORIES, INC.
                          ---------------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
             ------------------------------------------------------
                                  (Unaudited)


Note 5. Reclassifications - Historically, the Company has recorded an expense for certain promotional and marketing allowances that were shown on the face of a customer invoice as a deduction from the list price (herein referred to as the "off-invoice allowances"). Following a recent industrywide trend, the Company changed its invoicing methodology in 1995 by substantially eliminating off-invoice allowances in North America. Simultaneously, the Company reduced its list prices which are used to record net sales when products are shipped. In order to provide consistency and allow for the comparison of results between periods, $4,685,637 and $8,982,670 of costs relating to off-invoice allowances that were previously included as a selling expense (Selling, marketing and administrative expenses) were reclassified against net sales for the three- and six-month periods ended June 30, 1994 respectively.

                                                              Page 7 of 11 pages

                          ST. IVES LABORATORIES, INC.
                          ---------------------------


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the second quarter of calendar year 1995 were $42,392,000, a decrease of $341,000 (0.8%) from the comparable period of 1994. See Note 5 "Reclassifications" in the Notes to Consolidated Financial Statements for a discussion of a reclassification that affects net sales. Personal Care Products sales in the United States increased $247,000 (1.1%) during this period while international sales increased $1,392,000 (13.4%). As compared to the second quarter of 1994, net sales of the Company's Custom Label Products decreased $1,980,000 (19.7%).

The increase in United States Personal Care Products sales was primarily due to the incremental sales volume generated from certain new SWISS FORMULA(R) products that have been introduced over the past twelve months. In addition, a slight decline in unit volume on existing products was partially offset by a modest price increase. Internationally, the increase in net sales in the second quarter of 1995 as compared to 1994 was primarily due to increased unit sales in existing geographical markets. The Company's ongoing efforts to penetrate foreign markets has historically resulted in sales growth, although no specific rate of increase can be reasonably estimated at this time. The decrease in Custom Label Products sales in the period was due to lower unit volume, including a $1,193,000 decrease in net sales to the Company's largest Custom Label account.

Net sales for the six-month period ended June 30, 1995 increased $283,000 (0.3%) to $81,365,000 from $81,082,000 in the same period of 1994. As compared to 1994, the current year's sales increase was due to a $1,729,000 (4.0%) increase in Personal Care Products sales in the United States and a $2,493,000 (12.5%) increase in international sales, substantially offset by a $3,939,000 (22.1%) decrease in Custom Label Products sales.

Cost of Products Sold

For the three-month period ended June 30, 1995, cost of products sold decreased by $428,000, and as a percent of net sales to 54.8% from 55.4% in the second quarter of 1994. The decrease in absolute dollars related, in part, to lower sales volume in the quarter. The decrease in the cost of products sold percentage during the period was primarily related to product mix resulting from customer purchase decisions within the Company's Personal Care Products business in the United States.

                                                              Page 8 of 11 pages

For the six-month period ended June 30, 1995, cost of products sold increased by $500,000, and as a percent of net sales to 55.7% from 55.3% in the same period of 1994. The percentage increase was primarily related to a lower gross margin within the Company's Custom Label Products category. The significant decrease in Custom Label Products sales during the first six months of 1995 has resulted in a decrease in factory thru-put and the absorption of fixed manufacturing overhead.

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses decreased by $749,000 in the second quarter of 1995, and as a percent of net sales to 41.1% from 42.5% in 1994. For the six-month period ended June 30, 1995, selling, marketing and administrative expenses decreased by $502,000, and as a percent of net sales to 41.6% from 42.4% in 1994.

Selling expenses increased both in absolute dollars and as a percent of net sales during both the three- and six-month periods as a result of additional selling and promotional activities within the Company's Personal Care Products category worldwide. In the United States, the Company believes that increased competitive activity in the Health and Beauty Care industry, coupled with its practice of meeting competitive pressures, raised the effective level of selling expenses in 1995. Internationally, selling expenses increased primarily due to the Company's ongoing efforts to penetrate foreign markets.

Total marketing expenditures for the second quarter of 1995 were $3,729,000, representing a decrease of $985,000 (20.9%) from the comparable period of 1994. For the six-month period ended June 30, 1995, total marketing expenses decreased by $1,384,000 (15.0%). During the first six months of 1995, the Company reduced the marketing activities within its Personal Care Products business worldwide, including lower levels of advertising and a decrease in various consumer promotions.

As compared to the prior year, administrative expenses decreased both in absolute dollars and as a percent of net sales during both the three- and six-month periods of 1995. As previously reported, the Company recorded a $627,000 after-tax charge, or $.09 per share, in the second quarter of 1994 to reflect the impairment in value on the eventual sale of the Company's land located in Ontario, California. Also, and as previously reported, during the first quarter of 1994, the Company recorded a $175,000 after-tax charge, or $.03 per share, to reflect the estimated costs of repair and refurbishment of its facilities after the January 17, 1994 Northridge earthquake. The Company also benefited from net foreign currency transaction gains of $172,000 during the first six months of 1995 primarily due to U.S. Dollar fluctuations relative to the Danish Kroner.

                                                              Page 9 of 11 pages

Interest Expense

For the second quarter of 1995, interest expense increased to $111,000 from $53,000 in the same period last year. For the six-month period ended June 30, 1995, interest expense increased to $236,000 from $140,000 in 1994. The higher level of interest expense in 1995 versus 1994 is due to higher interest rates and other factors, partially offset by lower daily average borrowings.

Other (income), net

For both the three- and six-month periods ended June 30, 1995, other (income), net primarily reflects earnings from invested cash and short term investments.

Provision for Income Taxes

For the three-month period ended June 30, 1995 and 1994, taxes on income were $1,071,000 and $675,000, respectively. For the six-month period ended June 30, 1995 and 1994, taxes on income was $1,170,000 and $1,160,000, respectively. For the current year, the decrease in the effective tax rate as compared to the prior year was related to the profitability of the Company's international subsidiaries.

Net Income

Net income for the second quarter of 1995 was $703,000, or $0.10 per share, versus $280,000, or $0.04 per share, in the comparable quarter of 1994. As a percent of net sales, net income increased to 1.7% in the second quarter of 1995 from 0.7% in the comparable period of 1994. The increase in net income was primarily due to the decrease in administrative expenses. As mentioned previously, the second quarter of 1994 included a $627,000 after-tax charge for the impairment in value on the eventual sale of the Company's land.

Financial Condition

The Company had cash, cash equivalents and short term investments of $1,848,000 and $4,715,000 at June 30, 1995 and December 1994, respectively.

Net cash used for operating activities in the six-month period of 1995 was $3,187,000 due primarily to increased accounts receivable-trade and a lower level of accounts payable, partially offset by a decrease in finished goods inventory, net income for the period, and noncash charges for depreciation and amortization. The increase in accounts receivable-trade was largely due to higher international trade receivables in connection with increasing international sales. Accounts payable decreased primarily due to the timing of payments to vendors. At June 30, 1995, the Company's working capital level and its current ratio increased as compared to December 31, 1994.

                                                             Page 10 of 11 pages

Capital spending in the six-month period of 1995 declined to $405,000 from $1,007,000 in the comparable period of last year. In 1995, the Company reduced its purchases of plant and equipment related to its manufacturing and distribution facilities.

Net cash provided by financing activities in the first six months of 1995 was $668,000 primarily due to an increase in short term borrowings. The Company had $4,547,000 of short term debt outstanding at June 30, 1995, representing an increase of $1,047,000 since the beginning of the year. The increase in short term debt was used primarily to fund higher levels of accounts receivable. Cash dividends paid during the first six months of 1995 were $421,000.

The Company believes that funds generated from operation, cash, cash equivalents and its bank line of credit will be sufficient to satisfy its anticipated cash requirements for current operations and the foreseeable future.

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


                         ST. IVES LABORATORIES, INC.
                         (Registrant)



Date:  August 7, 1995    /s/ JOHN L. BOYLE
                         -----------------
                         JOHN L. BOYLE
                         CHIEF FINANCIAL OFFICER



Date:  August 7, 1995    /s/ MAC ALLEN CULVER III
                         ------------------------
                         MAC ALLEN CULVER III
                         PRESIDENT

                                                             Page 11 of 11 pages