Form 10-Q
period 1995-09-30
ST IVES LABORATORIES INC
filed 1995-11-14
CIK 814248

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the Quarterly Period Ended             Commission file number
September 30, 1995                                     0-16060

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
                                                            Yes  X  No
                                                               -----  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 31, 1995
----------------------------------------     -------------------------------
Common Stock, $.01 Par Value                                       7,025,399

================================================================================

                                                              Page 1 of 13 pages

                          ST. IVES LABORATORIES, INC.

                                     INDEX

                                                                 Page No.
                                                                ---------
Cover sheet                                                          1

Index                                                                2

PART I - Financial Information

Item 1   Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets at September 30, 1995
           and December 31, 1994                                     3

           Consolidated Income Statements for the three
           months ended September 30, 1995 and 1994 and for
           the nine months ended September 30, 1995 and 1994         4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1995 and 1994             5

        Notes to Consolidated Financial Statements                   6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          9

PART II - Other Information

Item 6  Exhibits and Reports on Form 8-K                            12

Signatures                                                          13

                                                              Page 2 of 13 pages

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          ST. IVES LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                1995            1994
                                                             ------------   -----------
                                                             (Unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents                                  $   732,721   $ 3,465,709
  Short term investments                                                     1,249,603
  Accounts receivable - trade, less allowance for
     doubtful accounts ($823,000 and $410,000
     at September 30, 1995 and December 31,
     1994, respectively)                                      27,689,356    20,284,639
  Accounts receivable - related party                            867,166       382,829
  Accounts receivable - other                                  1,876,039     1,566,553
  Inventories                                                 28,937,387    30,045,445
  Prepaid and other assets                                     1,564,960     1,591,065
  Income taxes refundable and deferred taxes                   3,134,874     1,999,208
                                                             -----------   -----------
       Total current assets                                   64,802,503    60,585,051

Plant and equipment, net                                       6,609,160     8,043,491
Other assets                                                     331,991       483,426
                                                             -----------   -----------
       Total assets                                          $71,743,654   $69,111,968
                                                             ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $11,246,074    $11,337,817
  Accrued expenses                                            11,307,250      9,691,945
  Income taxes payable                                                 -        610,560
  Deferred income taxes                                          196,530        196,530
  Short term debt                                              2,168,000      3,500,000
                                                             -----------    -----------
       Total current liabilities                              24,917,854     25,336,852
                                                             -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value per share, 5,000,000
     shares authorized; no shares issued or outstanding
  Common stock, $.01 par value per share, 30,000,000
     shares authorized; 7,025,399 and 7,019,399 shares
     issued and outstanding at September 30, 1995 and
     December 31, 1994, respectively                              70,254         70,194
  Paid-in capital                                             12,423,958     12,382,018
  Retained earnings                                           34,549,833     32,373,433
  Cumulative translation adjustments                            (218,245)    (1,050,529)
                                                             -----------    -----------
       Total stockholders' equity                             46,825,800     43,775,116
                                                             -----------    -----------
       Total liabilities and stockholders' equity            $71,743,654    $69,111,968
                                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Page 3 of 13 pages

                          ST. IVES LABORATORIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                       Three Months                    Nine Months
                                                    Ended September 30,             Ended September 30,
                                                 --------------------------    ----------------------------
                                                    1995           1994            1995            1994
                                                 -----------    -----------    ------------    ------------
Net sales (includes related party sales of
 $3,832,792 and $4,821,366 for the three
 months ended September 30, 1995 and
 1994, respectively, and $13,981,766 and
 $16,037,906 for the nine months ended
 September 30, 1995 and 1994, respectively)      $43,803,561    $41,002,442    $125,168,578    $122,084,213
                                                 -----------    -----------    ------------    ------------

Cost of products sold                             23,972,698     21,998,619      69,280,759      66,806,463

Selling, marketing, and administrative
 expenses                                         19,632,649     17,374,156      53,476,908      51,720,458
                                                 -----------    -----------    ------------    ------------

 Operating costs and expenses                     43,605,347     39,372,775     122,757,667     118,526,921
                                                 -----------    -----------    ------------    ------------

Income from operations                               198,214      1,629,667       2,410,911       3,557,292

Interest expense                                     114,968         69,700         350,651         209,621

Other (income), net                                 (149,040)      (100,868)       (367,694)       (241,294)
                                                 -----------    -----------    ------------    ------------

Income before income taxes                           232,286      1,660,835       2,427,954       3,588,965

Provision for income taxes                        (1,550,788)       849,212        (380,372)      2,009,588
                                                 -----------    -----------    ------------    ------------

   Net income                                    $ 1,783,074    $   811,623    $  2,808,326    $  1,579,377
                                                 ===========    ===========    ============    ============

Net income per share                             $      0.25    $      0.12    $       0.40    $       0.23
                                                 ===========    ===========    ============    ============

Dividends per share                              $      0.03    $      0.03    $       0.09    $       0.09
                                                 ===========    ===========    ============    ============
Weighted average shares outstanding                7,025,399      7,017,399       7,021,487       7,012,388
                                                 ===========    ===========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Page 4 of 13 pages

                          ST. IVES LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine Months
                                                               Ended September 30,
                                                          -----------------------------
                                                              1995            1994
                                                          -------------   -------------

Cash flow from operating activities:
  Net income                                              $  2,808,326    $  1,579,377
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                              2,131,231       1,971,312
  Deferred income taxes                                           (402)        (45,468)
  Loss on disposal of land                                           -       1,085,465
  Changes in assets and liabilities:
     Accounts receivable - trade                            (7,157,717)     (1,130,729)
     Accounts receivable - related party                      (484,337)       (672,281)
     Accounts receivable - other                              (282,486)         35,560
     Inventories                                             1,532,058       2,005,695
     Prepaid and other assets                                   79,105        (702,245)
     Accounts payable                                         (166,743)       (736,709)
     Accrued expenses                                        1,521,305       1,346,069
     Income taxes payable                                   (1,754,824)        439,353
                                                          ------------    ------------
       Net cash provided by (used for)
        operating activities                                (1,774,484)      5,175,399
                                                          ------------    ------------

Cash flow from investing activities:
  Proceeds from sale of land                                         -         847,366
  Purchase of plant and equipment                             (646,900)     (2,069,661)
  Other assets                                                 138,435          72,579
  Short term investments                                     1,249,603            (786)
                                                          ------------    ------------

       Net cash provided by (used for)
        investing activities                                   741,138      (1,150,502)
                                                          ------------    ------------

Cash flow from financing activities:
  Common stock options exercised                                42,000         209,000
  Cash dividends paid                                         (631,926)       (631,326)
  Short term debt borrowings                                26,145,000      29,947,000
  Short term debt repayments                               (27,477,000)    (32,810,000)
                                                          ------------    ------------

       Net cash used for
        financing activities                                (1,921,926)     (3,285,326)
                                                          ------------    ------------

Effect of exchange rate changes on cash                        222,284          82,772
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents        (2,732,988)        822,343
Cash and cash equivalents at beginning of period             3,465,709       3,024,607
                                                          ------------    ------------

Cash and cash equivalents at end of period                $    732,721    $  3,846,950
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                              Page 5 of 13 pages

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

Note 2.   Inventories - The components of inventories were:

                                 September 30,   December 31,
                                     1995            1994
                                 -------------   ------------

Raw and packaging materials        $ 7,215,651    $ 7,027,459
Work in-process                        832,307        521,744
Finished goods                      20,889,429     22,496,242
                                   -----------    -----------

                                   $28,937,387    $30,045,445
                                   ===========    ===========

          Finished goods inventories include the cost of materials, direct labor and manufacturing overhead.

Note 3. Income taxes - The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes due to the effect of foreign operations, state income taxes net of federal tax benefit and other factors. Significantly, the three- and nine-month periods ending September 30, 1995 include a tax benefit related to the Board of Directors' adoption of a plan of dissolution for St. Ives Laboratories A/S (Denmark). In connection with the planned wind-up of activities in Denmark, the Company recorded a one-time benefit of $2.5 million, or $0.36 per share, in the third quarter of 1995 reflecting the anticipated tax deduction relating to the Company's investment in the Danish subsidiary.

Note 4. Net income per share amounts have been computed using the weighted average number of shares outstanding. For the periods presented, stock options have an immaterial dilutive effect.

                                                              Page 6 of 13 pages

                          ST. IVES LABORATORIES, INC.
                          ---------------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
             ------------------------------------------------------
                                  (Unaudited)


Note 5. Reclassifications - Historically, the Company has recorded an expense for certain promotional and marketing allowances that were shown on the face of a customer invoice as a deduction from the list price (herein referred to as the "off-invoice allowances"). Following a recent industrywide trend, the Company changed its invoicing methodology in 1995 by substantially eliminating off-invoice allowances in North America. Simultaneously, the Company reduced its list prices which are used to record net sales when products are shipped. In order to provide consistency and allow for the comparison of results between periods, $4,720,094 and $13,702,764 of costs relating to off-invoice allowances that were previously included as a selling expense (Selling, marketing and administrative expenses) were reclassified against net sales for the three- and nine-month periods ended September 30, 1994, respectively.

Note 6. Subsequent Event - On October 30, 1995, the Registrant entered into an Agreement and Plan of Merger dated as of October 30, 1995 (the "Merger Agreement") by and among Alberto-Culver Company, a Delaware corporation ("Alberto-Culver"), AC Acquiring Co., a Delaware corporation and a wholly owned subsidiary of Alberto-Culver ("Merger Sub"), and the Registrant, which provides for the merger (the "Merger") of Merger Sub with and into the Registrant. In the Merger, each outstanding share of the Registrant's common stock will be converted into the right to receive $15.00. Following the Merger, the Registrant will be held as a wholly owned subsidiary of Alberto-Culver Company.

          The vesting provisions of all outstanding options to purchase shares of common stock of the Registrant will be accelerated at the time of the Merger and each holder of a stock option will be entitled to receive a cash payment equal to the difference between $15.00 and the exercise price under the stock option multiplied by the number of shares covered by the option.

          The consummation of the Merger is subject to various customary conditions including approval of the stockholders of the Registrant and the parties receiving the necessary antitrust approvals. It is also a condition to the consummation of the Merger that Gary H. Worth, Chairman and Chief Executive Officer of the Registrant, enter into a Consulting and Non-Competition Agreement with Alberto-Culver with respect to the period following the Merger.

                                                              Page 7 of 13 pages

          In order to induce Alberto-Culver to enter into the Merger Agreement, Mr. Worth and certain family members and certain trusts and partnerships affiliated with Mr. Worth (collectively, the "Worth Stockholders") have granted to Alberto-Culver an option to purchase a total of 2,414,770 shares of Registrant common stock, representing approximately 34% of the Registrant's outstanding common stock. The option is exercisable only in certain specified circumstances in the 120-day period following termination of the Merger Agreement. Under the option agreement, the Worth Stockholders have also agreed to vote in favor of the Merger and to vote against any competing transaction that might be proposed by a third party prior to consummation of the Merger.

          Subject to receipt of the necessary stockholder approvals, it is anticipated that the Merger will close in January 1996.

                                                              Page 8 of 13 pages

                          ST. IVES LABORATORIES, INC.
                          ---------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the third quarter of calendar year 1995 were $43,804,000, an increase of $2,801,000 (6.8%) from the comparable period of 1994. See Note 5 "Reclassifications" in the Notes to Consolidated Financial Statements for a discussion of a reclassification that affects net sales. Personal Care Products sales in the United States increased $1,298,000 (5.6%) during this period while international sales decreased $450,000 (4.1%). As compared to the third quarter of 1994, net sales of the Company's Custom Label Products increased $1,953,000 (28.8%).

The increase in United States Personal Care Products sales was primarily due to the incremental sales volume generated from certain new SWISS FORMULA/(R)/ products that have been introduced over the past twelve months. In addition, a slight decline in unit volume on existing products was partially offset by a modest price increase. Internationally, the decrease in net sales in the third quarter of 1995 as compared to 1994 was primarily due to decreased unit sales in Latin America. The increase in Custom Label Products sales in the period was due to increased unit volume to a certain Custom Label customer.

Net sales for the nine-month period ended September 30, 1995 increased $3,084,000 (2.5%) to $125,168,000 from $122,084,000 in the same period of 1994.
As compared to 1994, the current year's sales increase was due to a $3,026,000 (4.6%) increase in Personal Care Products sales in the United States and a $2,043,000 (6.6%) increase in international sales, partially offset by a $1,985,000 (8.1%) decrease in Custom Label Products sales.

Cost of Products Sold

For the three-month period ended September 30, 1995, cost of products sold increased by $1,974,000, and as a percent of net sales to 54.7% from 53.7% in the third quarter of 1994. The increase in absolute dollars related, in part, to higher sales volume in the quarter. In addition, the Company recorded a $1,100,000 pre-tax charge in the third quarter of 1995 as a provision for packaging and finished goods inventory obsolescence.

For the nine-month period ended September 30, 1995, cost of products sold increased by $2,474,000, and as a percent of net sales to 55.3% from 54.7% in the same period of 1994. The percentage increase was primarily related to a lower gross margin within the Company's Custom Label Products category. The significant decrease in Custom Label Products sales during the first nine months of 1995 has resulted in a decrease in factory thru-put and the absorption of fixed manufacturing overhead.

                                                              Page 9 of 13 pages

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses increased by $2,258,000 in the third quarter of 1995, and as a percent of net sales to 44.8% from 42.4% in 1994. For the nine-month period ended September 30, 1995, selling, marketing and administrative expenses increased by $1,756,000, and as a percent of net sales to 42.7% from 42.4% in 1994.

Selling expenses increased both in absolute dollars and as a percent of net sales during both the three- and nine-month periods as a result of additional selling and promotional activities within the Company's Personal Care Products category worldwide. In the United States, the Company believes that increased competitive activity in the Health and Beauty Care industry, coupled with its practice of meeting competitive pressures, raised the effective level of selling expenses in 1995. Internationally, selling expenses increased primarily due to the Company's ongoing efforts to penetrate foreign markets.

Total marketing expenditures for the third quarter of 1995 were $3,232,000, representing a decrease of $159,000 (4.7%) from the comparable period of 1994. For the nine-month period ended September 30, 1995, total marketing expenses decreased by $1,543,000 (12.2%). During the first nine months of 1995, the Company reduced the marketing activities within its Personal Care Products business in the United States, including lower levels of advertising and a decrease in various consumer promotions.

As compared to the prior year, administrative expenses increased both in absolute dollars and as a percent of net sales during the third quarter of 1995. In the third quarter of 1995, the Company's Board of Directors adopted a plan of dissolution for St. Ives Laboratories, A/S (Denmark). Related to this event, the Company recorded approximately $540,000 in expenses to reflect the anticipated close down and liquidation costs of the existing business activities of the Danish subsidiary. In the third quarter of 1995, the Company recorded $413,000 in administrative expense to increase its allowance for doubtful accounts related to trade accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Interest Expense

For the third quarter of 1995, interest expense increased to $115,000 from $70,000 in the same period last year. For the nine-month period ended

                                                             Page 10 of 13 pages

September 30, 1995, interest expense increased to $351,000 from $210,000 in 1994. The higher level of interest expense in 1995 versus 1994 is due to higher interest rates and other factors, partially offset by lower daily average borrowings.

Provision for Income Taxes

For the three-month period ended September 30, 1995 and 1994, income tax (benefit)/expense was ($1,551,000) and $849,000, respectively. For the nine-month period ended September 30, 1995 and 1994, income tax (benefit)/expense was ($380,000) and $2,010,000, respectively.

The tax benefit for both the three- and nine-month periods in the current year stems from the Board of Directors' adoption of a plan of dissolution for St. Ives Laboratories A/S (Denmark). In connection with the planned wind-up of activities in Denmark, the Company recorded a one-time tax benefit of $2.5 million, or $0.36 per share, in the third quarter of 1995 reflecting the anticipated tax deduction relating to the Company's investment in the Danish subsidiary.

Net Income

Net income for the third quarter of 1995 was $1,783,000 or $0.25 per share versus $812,000 or $0.12 per share in the comparable quarter of 1994. As a percent of net sales, net income increased to 4.1% in the third quarter of 1995 from 2.0% in the comparable period of 1994.

Foreign Operations

Historically, the Company has incurred operating losses in Denmark and had accumulated foreign net operating loss carryforwards in Denmark totaling nearly $5 million as of September 30, 1995. As a result of the Board of Directors' adoption of a plan of dissolution for St. Ives Laboratories A/S (Denmark), these historical loss carryforwards will expire and will not be available for use in future periods. The Company had fully reserved the deferred tax asset relating to foreign net operating loss carryforwards as of September 30, 1995. See "Provision for Income Taxes" section in the foregoing for a discussion concerning the current period tax benefit related to the Denmark dissolution.

The Board's decision related to Denmark was in keeping with the Company's previously announced plan to limit the impact of foreign losses as it develops foreign markets. Absent the effect of $540,000 in special close down charges as described in the "Selling, Marketing and Administrative Expenses" section above, the Company's Denmark subsidiary posted an after tax loss of $847,000 in the nine-month period ended September 30, 1995.

                                                             Page 11 of 13 pages

Financial Condition

The Company had cash, cash equivalents and short term investments of $733,000 and $4,715,000 at September 30, 1995 and December 1994, respectively.

Net cash used for operating activities in the nine-month period of 1995 was $1,774,000 due primarily to increased accounts receivable-trade and a decrease in income taxes payable, partially offset by net income for the period, reduced inventories, and a noncash charge for depreciation and amortization. At September 30, 1995, the Company's working capital level and its current ratio increased as compared to December 31, 1994.

Capital spending in the nine-month period of 1995 declined to $647,000 from $2,070,000 in the comparable period of last year. In 1995, the Company has reduced its purchases of equipment related to its manufacturing and distribution facilities.

Net cash used for financing activities during the first nine months of 1995 was $1,922,000 resulting primarily from a decease in short term borrowings. The Company had $2,168,000 of short term debt outstanding at September 30, 1995, representing a decrease of $1,332,000 since the beginning of the year. Cash dividends paid during the first nine months of 1995 were $632,000.

The Company believes that funds generated from operations, cash, cash equivalents and its bank line of credit will be sufficient to satisfy its anticipated cash requirements for current operations and the foreseeable future.

Recent Developments

See Footnote 6 in the Notes to Consolidated Financial Statements for a discussion concerning a significant subsequent event.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports

     No event has occurred during the quarter for which this report is filed that would require the filing of a report on Form 8-K and, therefore, no such report has been filed.

                                                             Page 12 of 13 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ST. IVES LABORATORIES, INC.
                                     (Registrant)



Date:  November 13, 1995             /s/ JOHN L. BOYLE
                                     ------------------------------------
                                     JOHN L. BOYLE
                                     CHIEF FINANCIAL OFFICER


Date:  November 13, 1995            /s/ MAC ALLEN CULVER III
                                    -------------------------------------
                                    MAC ALLEN CULVER III
                                    PRESIDENT


                                                             Page 13 of 13 pages