Form 10-K/A
period 1994-12-31
ST IVES LABORATORIES INC
filed 1996-01-08
CIK 814248

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994          COMMISSION FILE NO. 0-16060

                          ST. IVES LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                       95-4106202
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

        9201 OAKDALE AVENUE
      CHATSWORTH, CALIFORNIA                            91311-6521
       (ADDRESS OF PRINCIPAL                            (ZIP CODE)
        EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER:  (818) 709-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK ($.01 PAR VALUE)

                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                              YES X          NO___
                                 ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. [_]

     THE AGGREGATE MARKET VALUE OF SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE COMPANY, BASED ON THE LAST REPORTED PRICE OF SUCH STOCK AS OF MARCH 15, 1995, WAS APPROXIMATELY $29,017,259.

     THE NUMBER OF SHARES OF COMMON STOCK ISSUED AS OF MARCH 15, 1995 WAS 7,019,399.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO THE 1995 ANNUAL MEETING OF STOCKHOLDERS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

-------------------------------------------------------------------------------
===============================================================================

                               TABLE OF CONTENTS


                                     PART I

ITEM                                                                         PAGE
-------                                                                      ----

   1.    BUSINESS..........................................................    1

         General...........................................................    1
         History...........................................................    1
         Products and Trademarks...........................................    1
         The Market and Marketing Strategy.................................    3
         Product Development and Expansion.................................    4
         Manufacturing and Distribution....................................    4
         Competition.......................................................    5
         Government Regulation.............................................    5
         Employees.........................................................    5
         Executive Officers of the Company.................................    6

   2.    PROPERTIES........................................................    8

   3.    LEGAL PROCEEDINGS.................................................    8

   4.    SUBMISSION OF MATTERS
         TO A VOTE OF SECURITY HOLDERS.....................................    8

                                    PART II

   5.    MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS...................................    9

         Dividends.........................................................    9

   6.    SELECTED FINANCIAL DATA...........................................   10

   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................   11

         Results of Operations.............................................   11
         Financial Condition...............................................   15

   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   17

   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................   33

                                    PART III

     EXPLANATORY NOTE AS TO ITEMS 10, 11, 12 AND 13........................   33

                                    PART IV

ITEM                                                              PAGE
----                                                              ----


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
     AND REPORTS ON FORM 8-K...................................     33

     INDEX TO EXHIBITS.........................................     34

     SIGNATURES................................................     38

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          St. Ives Laboratories, Inc. (the "Company") develops, manufactures and markets Personal Care Products under its SWISS FORMULA(R) brand and manufactures Custom Label Products for sale by other companies.

HISTORY

          The Company was incorporated in Delaware on April 22, 1987 to acquire all of the shares of St. Ives Laboratories, Inc. ("St. Ives") and Cosmetic Laboratories of America, Inc. ("Cosmetic Laboratories"). On January 1, 1990, the Company completed a tax-free reorganization (the "Reorganization") in which St. Ives and Cosmetic Laboratories were merged into the Company (formerly named St. Ives Laboratories Corporation). Following the Reorganization, the Company conducts its business through two operating divisions, "St. Ives Division" and "Cosmetic Laboratories Division." Cosmetic Laboratories manufactured custom label products from its inception in 1971 and provided contract manufacturing services to St. Ives from the latter's formation in 1980. St. Ives was Cosmetic Laboratories' largest customer prior to the acquisition of both corporations in 1987 by the Company. The Cosmetic Laboratories Division continues to manufacture a significant portion of the St. Ives Division's branded products.

          Since introducing SWISS FORMULA(R) Henna Shampoo in 1980, the Company has expanded its SWISS FORMULA(R) line of personal care products ("Personal Care Products") to include additional shampoos, conditioners, hair treatments, skin creams, skin lotions and other personal care products. The SWISS FORMULA(R) line was developed on the premise that significant demand existed at the mass merchandise level for personal care products with botanically enriched, quality formulations at a price affordable by a broad base of consumers.

          In the 1990's, the Company has continued to pursue opportunities to expand its presence in the domestic market and has aggressively pursued international expansion.

PRODUCTS AND TRADEMARKS

          Personal Care Products accounted for 81%, 82% and 80% of the Company's net sales in 1994, 1993 and 1992, respectively. Net sales of hair care products constituted 52%, 51% and 54% of net sales of Personal Care Products during 1994, 1993 and 1992, respectively. Skin care products constituted the balance of the net sales of Personal Care Products during each of these periods.

          The Company owns its ST. IVES(R) and SWISS FORMULA(R) trademarks and has registered these and other trademarks in the United States and various other countries. St. Ives considers these and other of its trademarks to be of significant value to its business.

          The Company's Personal Care Products consist primarily of the following:

St. Ives Hair Care Products:

SWISS FORMULA(R)    HAIR CARE SYSTEMS including JOJOBA, ALOE VERA, PAPAYA, SILK
                    PRO VITAMIN, SWISS VANILLA and EXTRACTS OF THE RAIN FOREST
                    Shampoos and Conditioners

SWISS FORMULA(R)    PAPAYA PLUS(R) SHAMPOO PLUS CONDITIONER ALL-IN-ONE in three versions:  NORMAL HAIR; EXTRA BODY; EXTRA MOISTURIZING and
                    PAPAYA PLUS(R) INTENSIVE CONDITIONER in two versions:  DEEP
                    CONDITIONING; EXTRA MOISTURIZING

SWISS FORMULA(R)    SWISS FORMULA HAIR REPAIR(R) LINE including INTENSIVE
                    CONDITIONING TREATMENT, REGULAR and ALOE HOT OIL TREATMENTS,
                    HAIR THICKENING SHAMPOO, NO FRIZZ RETEXTURIZING SERUM and
                    SHINE BOOST LAMINATOR

SWISS FORMULA(R)    HAIR SPRAYS

ST. IVES(R)         MUD MIRACLE(R) DEEP MINERAL CONDITIONER, WET ESSENTIAL
                    MOISTURIZING THERAPY FOR HAIR and FIXSTRESS REPLENISHING
                    NUTRIENT TREATMENT

St. Ives Skin Care
Products:

SWISS FORMULA(R)    SKIN CARE including COLLAGEN-ELASTIN ESSENTIAL MOISTURIZER,
                    APRICOT SCRUB, MEDICATED APRICOT SCRUB, FACIAL CLEANSER AND
                    MAKEUP REMOVER, FIRMING MASQUE, PEACHES & CREAM FACIAL
                    BEAUTY WASH, ALPINE MINT FOAMING FACIAL CLEANSING GEL, PURE
                    GLYCERIN EXTRA MILD FACIAL CLEANSING LIQUID, ALPHA-HYDROXY
                    FACIAL RENEWAL LOTION, SOOTHING MINT & ALOE PURIFYING FACIAL
                    TONER, COLLAGEN-ELASTIN PURE MOISTURE FIRMING HYDRO GEL,
                    RASPBERRY PEARL NIGHT RECOVERY TREATMENT CREAM(R), PEACHES &
                    CREAM FACIAL BEAUTY LOTION AND CUCUMBER & ELASTIN STRESS GEL
                    FOR EYES AND FACE

SWISS FORMULA(R)    COLLAGEN-ELASTIN DRY SKIN LOTIONS including REGULAR, EXTRA
                    RELIEF and SENSITIVE SKIN

SWISS FORMULA(R)    CREAM ROSE MOISTURE RICH EXTRA SMOOTH HAND & BODY SILK

SWISS FORMULA       ALOE VERA MOISTURIZING HAND AND BODY LOTION, ALOE VERA OIL,
                    GEL and CREME

SWISS FORMULA(R)    VITAMIN E NUTRIENT RICH HAND AND BODY LOTION, VITAMIN E
                    ENRICHED FACIAL CREME

SWISS FORMULA(R)    SKIN ZONE MICRO-ENCAPSULATED THIGH CREAM

SWISS FORMULA(R)    CLEANSING BARS:  APRICOT & OATS, ALOE & HERBS and PEACHES &
                    CREAM

SWISS FORMULA(R)    SWISS BUFF EXFOLIATING SPONGE

SWISS SOAP          LIQUID SOAP

          The Company's custom label business ("Custom Label Products") consists of the development, formulation and custom manufacture of a wide variety of health and beauty care products for sale by distributors and retailers under their own trademarks. The Company has had substantial experience since 1971 as a developer, formulator and custom manufacturer of health and beauty care products. The Company has one customer for Custom Label Products, NEXXUS Products Company, which has accounted for 13%, 14% and 18% of the Company's net sales in 1994, 1993 and 1992, respectively, and has accounted for 68%, 74% and 86% of the Custom Label Products net sales in 1994, 1993 and 1992, respectively. The Company has done business with this customer for 14 years without interruption and does not foresee any future interruption, although there is no long-term contractual obligation with this customer.

          Customers for Custom Label Products place orders on a periodic basis without any continuing contractual obligations. The Company is registered with the Federal Food and Drug Administration ("FDA") to manufacture over-the-counter drug products and has manufactured dandruff shampoos and suntan lotions. Custom Label Products accounted for 19%, 18% and 20% of the Company's net sales in 1994, 1993 and 1992, respectively. For a comparison of net sales between Personal Care Products and Custom Label Products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 "Geographical Information" of Notes to Consolidated Financial Statements.

THE MARKET AND MARKETING STRATEGY

          The Company competes in the personal care segment of the overall health and beauty care market. The health and beauty care industry includes hair and skin care products, soaps, cosmetics, fragrances, deodorants and antiperspirants, shaving products, oral hygiene products and other categories. To date, substantially all sales of SWISS FORMULA(R) brand products have been in three categories: hair care, skin care and facial treatments.

          A major method in the Company's marketing strategy of attracting consumer purchases at point of sale is the active involvement of retailers in promoting SWISS FORMULA(R) brand products. The Company's customized sales programs include cooperative advertising, display allowances, consumer events such as special packs or rebates, price reductions and other promotional activities. By actively involving retailers in the marketing of the Company's products, the Company believes it has efficiently achieved broad distribution of its SWISS FORMULA(R) Personal Care Products and has developed favorable relationships with retailers, an important requisite to sustaining long-term sales volume.

          The Company sells its SWISS FORMULA(R) brand of Personal Care Products on a national basis primarily through food, drug and mass merchandise stores and military exchanges and commissaries. To reach those outlets, the Company's Vice President of Sales and five Regional Sales Vice Presidents work with either independent sales broker agencies or direct accounts in carrying out trade promotions and selling the Company's products.

          The marketing and administrative functions of the Company's international business are handled primarily by a specialty department whose responsibilities include scheduling production, supporting distribution, providing sales support and coordinating marketing activities for the Company's distributors in foreign countries. In addition, the Company has sales and marketing staff at its foreign subsidiaries in Canada, France, Denmark, Germany and the United Kingdom. The Company has aggressively expanded its international presence, and has positioned the SWISS FORMULA(R) brand internationally as a premium line of Personal Care Products.

PRODUCT DEVELOPMENT AND EXPANSION

          The Company continuously examines the potential for new product lines and new products within existing lines and has had a consistent pattern of introducing new products since it began selling SWISS FORMULA(R) brand products in 1980.

          The Company constantly reviews new product concepts in the overall personal care market. The Company believes its marketing strategy can be successfully applied in several other personal care product categories and maintains a product and packaging development group to facilitate the analysis of new product concepts and their subsequent development. The Company intends to introduce additional new products in existing lines and enter new personal care categories if it deems that market conditions are favorable.

          International markets present opportunities for the expansion of the Company's Personal Care Products business. Total export and foreign net sales were approximately 26% of the Company's net sales in 1994 as compared to 22% and 20% in 1993 and 1992, respectively. For a comparison of net sales, income from operations and identifiable assets between the Company's domestic, export and foreign operations, see Note 9 "Geographical Information" of Notes to Consolidated Financial Statements.

MANUFACTURING AND DISTRIBUTION

          The Company manufactures, packages and distributes a significant portion of its own products and manufactures all of its Custom Label Products. At present, all of the Company's own manufacturing is done at its 78,500 square foot facility in Chatsworth, California. The Chatsworth facility supplies the majority of domestic sales volume requirements of the West, Southwest and Central Regions of the United States. Likewise, most of the Company's SWISS FORMULA(R) brand products sold internationally are sourced from its manufacturing facility on the West Coast. Manufacturing and physical distribution of SWISS FORMULA(R) brand products sold in the East, Southeast and Midwest were, until recently, performed by a large contract manufacturer located in the Midwest. This contract manufacturing relationship began in early 1985 and accounted for approximately 12%, 15% and 17% of the Company's Personal Care Products manufacturing in 1994, 1993 and 1992, respectively. The Company also engages other contract manufacturers on an opportunistic basis in order to support growth of its business, take advantage of favorable pricing arrangements and diversify the source of its products. As a result of these additional vendor relationships, the percentage of outside contract manufacturing accounted for by the Midwest contract manufacturer has declined over the period from 1992 to 1994.

          By the close of 1994, the Company had notified this former Midwest contract manufacturer of its intention to phase out, during the first quarter of 1995, the production being done by that company, and to shift the manufacture of the Company's products to another large contract manufacturer in the Midwest.

          At the beginning of 1995, the Company commenced the utilization of the new contract manufacturer to ship the Company's products to customers located throughout the East, Southeast and Midwest. The Company and its new contract manufacturer are presently negotiating a three-year manufacturing and shipping agreement, including provisions for volume requirements with financial incentives and penalties at defined levels, and price maintenance with adjustments to reflect increased costs of raw materials.

          The Company maintains a strict internal quality control system including a microbiological laboratory to monitor the quality of its products.

          All principal raw materials and components used by the Company to manufacture and package its products are generally available from several suppliers. Over the past three years, there has been only normal inflationary increases in the cost of such raw materials and components, taken as a whole, and the Company does not anticipate any significant shortage of, or difficulties in obtaining materials and components.

          Personal Care Products are sold from inventory and orders are generally shipped within 30 days of receipt. Orders for Custom Label Products are manufactured to order and are generally shipped within 60 days of receipt. Backlog orders are not significant for the Company. The Company distributes its products from the United States, Canada, England, Denmark and France.

          Although industry practice permits retailers to return to manufacturers nondefective merchandise which retailers have been unable to sell, the Company has not experienced significant returns of its SWISS FORMULA(R) brand of Personal Care Products during the past three years. The Company's policy for returned Custom Label Products is to credit or replace any goods which do not conform to a customer's written specifications. Annual returns of Custom Label Products in the past three years have been negligible.

COMPETITION

          The market for personal care products is highly competitive. The Company's competitors include, but are not limited to, the following companies:
Alberto-Culver, Chesebrough-Pond's, Clairol, Dep, Dowbrands, Gillette, Helene Curtis, Neutrogena, Procter & Gamble and Revlon. The Company competes with personal care product manufacturers with respect to quality, packaging, marketing and price. Custom label manufacturing is also highly competitive, and the Company's competitors include companies such as Dep and Kolmar. The Company competes with other custom label manufacturers with respect to price, quality and service. Many of the above-mentioned companies are large multinational corporations with substantially greater financial and other resources than those of the Company.

GOVERNMENT REGULATION

          The Company is subject to the cosmetic purity and labeling requirements prescribed by the FDA and to the labeling provisions of the Fair Packaging and Labeling Act as administered by the Federal Trade Commission ("FTC"). The Company is also subject to the jurisdiction of the FTC with respect to the content of advertising, labeling, trade practices and certain other matters. Additionally, the Company is subject to various state and local regulations governing advertising, cosmetic purity and labeling of its products.

EMPLOYEES

          At March 15, 1995, the Company employed 518 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage or interruption due to a labor dispute, and the Company believes that it presently has good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

          Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this report in lieu of being included in the proxy statement for the Annual Meeting of Stockholders to be held on May 9, 1995. The names of the Executive Officers are listed below, together with certain information concerning them. The Executive Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors. No Executive Officer has been selected or nominated as such pursuant to any arrangement or understanding between him or any other person.



                                     TABLE OF EXECUTIVE OFFICERS
--------------------------------------------------------------------------------------------------------
                                                             Position and
  Name                Age(1)                            Principal Occupation
--------------------------------------------------------------------------------------------------------

Gary H. Worth           51   Chairman of the Board(2) and Chief Executive Officer since 1987

Robert Van Dine         57   Vice Chairman of the Board and Chairman of the Executive Committee since 1987

Mac Allen Culver III    52   Director, President and Chief Operating Officer of the Company since 1987

John L. Boyle           60   Vice President, Chief Financial Officer and Secretary of the Company since 1987

Stuart A. Fine          48   Vice President Marketing of the Company since 1994

Roger A. Gedney         50   Vice President Research and Development of the Company since 1987

Richard M. Harvey       49   Vice President Human Resources and General Counsel of the Company since 1994

Frank J. Loffa          41   Vice President Sales of the Company since 1989

Ronald P. Marconet      57   Vice President Operations of the Company since 1989

Rik D. Vig              45   Vice President Creative of the Company since 1987

Howard F. Worth         80   Treasurer since 1987(2)
----------------

(1)  All ages as of March 15, 1995.
(2)  Gary H. Worth is Howard F. Worth's son.

     Gary H. Worth is Chairman of the Board and Chief Executive Officer of the Company, positions he also held with the Company's subsidiaries, Cosmetic Laboratories of America, Inc. ("Cosmetic Laboratories") and St. Ives Laboratories, Inc. ("St. Ives") from 1987 until their merger into the Company during 1990 (the "Reorganization"). Mr. Worth was Chairman of the Board of Cosmetic Laboratories from 1974 until the completion of the

Reorganization. Mr. Worth is also a cofounder of St. Ives and was a director of that company from 1986 until the completion of the Reorganization.

     Robert Van Dine is Vice Chairman of the Board and Chairman of the Executive Committee of the Company. In addition, Mr. Van Dine was Vice Chairman of St. Ives and Cosmetic Laboratories from 1987 until the Reorganization. Mr. Van Dine is also a cofounder of St. Ives and was its Chairman from 1980 until 1987. From 1980 to 1983, he was Chief Executive Officer of that company. Mr. Van Dine also serves on the Board of Directors of Decision Quest, Inc., a litigation consulting firm.

     Mac Allen Culver III is President and Chief Operating Officer of the Company. Mr. Culver held the same positions with St. Ives from October 1987 until the Reorganization and he was President of Cosmetic Laboratories at the time of the Reorganization.

     John L. Boyle is Vice President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Boyle was Chief Financial Officer of St. Ives from 1982 until the Reorganization and was Chief Financial Officer of Cosmetic Laboratories from 1987 until the Reorganization.

     Stuart A. Fine is Vice President Marketing of the Company. Prior to his appointment as a corporate officer in May 1994, Mr. Fine was Director of Marketing of the Company. Mr. Fine joined the Company in 1990. From 1987 to 1990, Mr. Fine was the Marketing Manager of the Vidal Sassoon Division of Proctor & Gamble.

     Roger A. Gedney is Vice President Research and Development of the Company. In addition, Mr. Gedney was Executive Vice President of Cosmetic Laboratories from 1978 until the Reorganization.

     Richard M. Harvey is Vice President Human Resources and General Counsel of the Company. Prior to his appointment as a corporate officer in May 1994, Mr. Harvey managed these functions. Mr. Harvey joined the Company in 1992. From 1990 to1991, Mr. Harvey was President and Chief Operating Officer of Sullivan Bluth Studios, a feature length animation studio.

     Frank J. Loffa is Vice President Sales of the Company. Prior to his appointment as a corporate officer in August 1989, Mr. Loffa was National Vice President of Sales and previously was a Regional Vice President from May 1985. Mr. Loffa joined the Company in 1983.

     Ronald P. Marconet is Vice President Operations of the Company. He joined the Company in 1989.

     Rik D. Vig is Vice President Creative of the Company. In addition, Mr. Vig was Vice President Creative of St. Ives from 1982 until the Reorganization.

ITEM 2.  PROPERTIES

          The Company's corporate offices, manufacturing and principal warehouse facilities occupy approximately 432,000 sq. ft. of space in three buildings located in Chatsworth, California. Each of these facilities is leased by the Company. The Company's 301,000 sq. ft. warehouse facility is subject to three leases which expire in August 1997. The Company has an option to extend these leases for an additional five-year period. The Company also leases 53,000 sq. ft. of office space in Chatsworth subject to a lease which began in August 1992. This lease expires in July 2002 and has two five-year extension options. The Company has the ability to terminate this lease, with penalty, in July 1999.
The lease for the Company's 78,000 sq. ft. manufacturing and office facility expires in June 1998 and has two five-year extension options. This facility is leased from an officer and director of the Company and its largest stockholder. The Company also leases a total of approximately 50,000 sq. ft. of office and warehouse space in Denmark, France, Germany and the United Kingdom.

          In addition, the Company maintains small sales offices in California, Ohio and Rhode Island and has limited research and development facilities in Switzerland.

          The Company believes that its office, warehouse and manufacturing facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol SWIS. The Company's common stock has been traded in the over-the-counter market since completion of the Company's initial public offering of shares of common stock on July 17, 1987. The following table shows the high and low bid prices for 1994 and 1993 as reported on NASDAQ which represent quotations between dealers and do not include mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                          ST. IVES LABORATORIES, INC.

                          1994          1993
                          ----          ----
                    High     Low       High     Low
                    ----     ---       ----     ---

First Quarter      $ 9 3/4   $8      $ 12 3/8  $  9 3/4

Second Quarter     $ 8 7/8   $6 3/4  $ 10 3/8  $  8 5/8

Third Quarter      $ 9 7/8   $6 7/8  $ 10      $  8 3/4

Fourth Quarter     $ 9 1/2   $7 1/2  $ 11 1/4  $  9

          At March 15, 1995, the Company estimates there were approximately 1,200 beneficial stockholders.

DIVIDENDS

          Total dividend payments made quarterly by the Company in 1994 and 1993 were approximately $842,000 and $819,000, respectively. Covenants in the Company's Loan Agreement with its bank limit the amount of cash dividend payments to 50% of annual net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1994 are derived from the consolidated financial statements of the Company. The audited consolidated financial statements as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 are included elsewhere in this report.

          The information set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                     YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------

                                                       1994        1993             1992         1991      1990
                                                   --------    --------         --------     --------   -------

                                                               (In thousands, except per share data)

Income Statements Data:
Net sales.......................................   $157,184    $148,589         $133,910     $108,017   $94,825
                                                   --------    --------         --------     --------   -------
Cost of products sold...........................     85,595      79,776           70,213       58,942    55,651
Selling, marketing and administrative expenses..     65,851      64,497           57,017       44,122    34,849
Other general expenses..........................      1,388           -                -            -         -
                                                   --------    --------         --------     --------   -------
   Operating costs and expenses.................    152,834     144,273          127,230      103,064    90,500
Income from operations..........................      4,350       4,316            6,680        4,953     4,325
Interest expense................................        392         176              200           18        31
Other (income), net.............................       (389)       (277)            (805)      (1,131)   (1,226)
                                                   --------    --------         --------     --------   -------
Income before income taxes......................      4,347       4,417            7,285        6,066     5,520
Provision for income taxes......................      2,595       1,994            3,409        2,554     2,384
                                                   --------    --------         --------     --------   -------
     Net income.................................   $  1,752    $  2,423         $  3,876     $  3,512   $ 3,136
                                                   ========    ========         ========     ========   =======
   Net income per share.........................      $0.25       $0.35            $0.56        $0.51     $0.45
   Dividends per share..........................    $0.1200     $0.1175          $0.1075      $0.0750         -
   Weighted average shares outstanding..........      7,014       6,972            6,936        6,928     6,928


                                                                           DECEMBER 31,
                                                                          --------------

                                                       1994        1993             1992         1991      1990
                                                   --------    --------         --------     --------   -------

                                                                          (In thousands)

Balance Sheets Data:
Working capital.................................   $ 35,248    $ 31,741         $ 29,983     $ 29,863   $29,683
Total assets....................................   $ 69,112    $ 70,728         $ 59,901     $ 53,040   $47,250
Long term obligations...........................          -           -                -            -         -
Stockholders' equity............................   $ 43,775    $ 41,797         $ 40,439     $ 38,600   $35,741

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales
---------

          Total net sales in 1994 were $157,184,000, an increase of $8,595,000 (5.8%) from the 1993 level. Personal Care Products sales in the United States declined $1,939,000 (2.2%) in 1994 while international sales increased $8,545,000 (25.9%). Net sales of the Company's Custom Label Products increased $1,989,000 (7.3%) in 1994 as compared to the 1993 level.

          The percentage growth rate in United States Personal Care Products sales for the years ended December 31, 1994, 1993 and 1992 was -2.2%, 10.1% and 17.6%, respectively. The decrease in Personal Care Products sales in the United States during 1994 was primarily due to lower unit sales within many of the Company's existing product lines, partially offset by the incremental sales volume generated from a variety of new SWISS FORMULA(R) products, as well as the effect of a modest price increase across select product lines. Total net sales of new products in 1994 were approximately $7,515,000. The Company believes that inventory reductions at the trade level may have been a contributing factor to the current year's sales results in the United States. As support for this belief, recent Information Resources Inc. consumer market share data for the 52-week period ended December 11, 1994 reveals a healthy base business for the Company with increasing market shares across multiple product categories. Furthermore, as compared to the prior year, the Company elected to reduce the
sales of bonus pack merchandise during 1994.   Also, and as previously reported,
the Company believes that current year Personal Care Products sales in the United States were adversely affected by lost shipping and selling days due to severe winter weather in the East in the first quarter of 1994.

          Internationally, the percentage growth rate in Personal Care Products sales for the years ended December 31, 1994, 1993 and 1992 was 25.9%, 23.8% and 56.5%, respectively. The increase in net sales in 1994 as compared to 1993 was primarily due to increased unit sales in South America.

          The percentage growth rate in Custom Label Products sales for the years ended December 31, 1994, 1993 and 1992 was 7.3%, 0.8% and 18.9%,
respectively. The increase in Custom Label Products sales in 1994 was due to increased unit volume, with expansion of sales to customers other than the Company's largest custom label account. The Company believes that the percentage growth rate in Custom Label Products sales for 1994 was unusually high and resulted from higher inventory requirements by its customers during the first half of the year. During 1994, net sales to the Company's largest Custom Label account decreased $329,000 (1.6%).

          In 1993, the Company realized a significant increase in net sales as a result of new product introductions and increased unit sales of established products in existing and new geographical markets.

          Total net sales in 1993 were $148,589,000, an increase of $14,678,000 (11.0%) from the 1992 level. Personal Care Products sales in the United States increased $8,121,000 (10.1%) in 1993 while international sales increased $6,330,000 (23.8%). The increase in domestic net sales was primarily due to the incremental sales volume generated from a variety of new SWISS FORMULA(R) hair care and skin care products. Total net sales of new products in 1993 were $9,048,000. Internationally, the significant increase in net sales in 1993 as compared to 1992 was due to increased sales in existing geographical markets, as well as the expanded distribution of SWISS FORMULA(R) products to new countries. Net sales of the Company's Custom Label Products increased $227,000 (0.8%) from the 1992 level.

Cost of Products Sold
---------------------

          Cost of products sold increased by $5,818,000 (7.3%) in 1994, and as a percent of net sales to 54.5% from 53.7% in 1993. The increase in absolute dollars related to higher sales volume while the percentage change related to changes in the Company's sales mix. Specifically, the higher sales levels achieved within the Company's international and Custom Label businesses in 1994 increased the Company's overall cost of products sold percentage. In addition, cost of products sold, when expressed as a percent of net sales, was negatively impacted due to an increased proportion of Personal Care Products being produced by outside contract manufacturers.

          Cost of products sold increased by $9,564,000 in 1993, and as a percent of net sales to 53.7% from 52.4% in 1992. The increase in absolute dollars related to higher sales volume in 1993, while the percentage change was primarily related to the impact of outside contract manufacturing. Additionally, the Company did not benefit from increased economies of scale in its internal manufacturing operations due to shorter production runs associated with multiple new product introductions and promotional merchandise.

          The Company's experience with respect to inventory obsolescence for the three years ended December 31, 1994, 1993 and 1992 has not been unusual and has represented less than 0.5% of sales in each year.

Selling, Marketing and Administrative Expenses
----------------------------------------------

          Selling, marketing and administrative expenses increased by $1,355,000 in 1994, but declined as a percent of net sales to 41.9% from 43.4% in 1993. Total selling expenses increased both in absolute dollars and as a percent of net sales in 1994 due to additional promotional activities within the Company's international Personal Care Products business. This increase was primarily due to the Company's ongoing efforts to penetrate foreign markets.

          Total corporate marketing expenditures in 1994 were $14,803,000, a decrease of $1,928,000 or 11.5% from the prior year. This decrease primarily resulted from lower levels of bonus pack sales, consumer advertising and sampling programs in the United States.

          Total distribution expenses rose as a percent of sales in 1994 due to the incurrence of costs designed to improve the overall efficiency of United States warehouse operations. Administrative expenses increased by $638,000 in 1994, but decreased as a percent of net sales. During 1994, the Company charged $302,000 to administrative expenses for the costs of repair and refurbishment of its facilities after the January Northridge earthquake. Also included in 1994 administrative expenses is $1,085,000 for the loss on the sale of the Company's land located in Ontario, California. Absent the earthquake and land charges in 1994, administrative expenses would have declined as compared to the prior year. In order to facilitate a comparison between years of selling, marketing, and administrative expenses without the earthquake and land charges, these two administrative expenses have been included on the face of the income statement as a separate line item entitled "Other general expenses."

          Selling, marketing and administrative expenses increased by $7,479,000 in 1993, and as a percent of net sales to 43.4% from 42.6% in 1992. The increase was primarily related to additional marketing activities worldwide within the Company's Personal Care Products category. Total corporate marketing expenditures in 1993 were $16,731,000, an increase of $3,155,000 or 23.2% over the prior year. This increase resulted from higher levels of advertising and various consumer promotions. In addition, in an effort to increase awareness and consumer trial of its SWISS FORMULA brand, the Company increased its implementation of certain sampling programs. The Company's increased investment in consumer marketing activities in 1993 resulted in improved market share in the skin care category and helped stabilize market share in the highly competitive hair care and hair treatment categories. Total distribution expenses rose as a percent of sales in 1993 due to the shipment of products with higher relative weight levels as compared to the prior year. Administrative expenses increased by $567,000 in 1993, but decreased as a percent of net sales.

Total write-offs of accounts receivable for the three years ended December 31, 1994, 1993 and 1992 were $113,000, $503,000 and $691,000, respectively, and resulted primarily from the bankruptcy filings of customers.

Interest Expense
----------------

          For 1994, interest expense increased to $392,000 from $176,000 in 1993 due to higher average borrowings, higher market interest rates and other factors. The average daily short term borrowing during 1994 and 1993 was $5,003,000 and $3,086,000, respectively. As an indication of higher market interest rates at the end of 1994, borrowings outstanding at December 31, 1994 were subject to a weighted average interest rate of 7.87% as compared to 5.04% at the prior year end.

Other Income, Net
-----------------

          Other income, net in 1994, 1993 and 1992 primarily represents earnings from invested cash and short term investments. The increase in other income, net in 1994 was due to increased interest income and other factors. The year-over-year decline in other income, net in both 1993 and 1992 was due to lower levels of earnings on short term investments, as the Company utilized cash to fund its business growth.

Provision for Income Taxes
--------------------------

          During 1994, 1993 and 1992, taxes on income were approximately $2,595,000, $1,994,000 and $3,409,000 , respectively, or 59.7%, 45.1% and 46.8%, respectively, of income before income taxes. The difference between the effective tax rates and the federal statutory tax rates in 1994, 1993 and 1992 resulted primarily from the effects of foreign operating losses and state taxes. For the current year, the increase in the effective tax rate as compared to the prior year was primarily due to the impact of the Company's foreign operating losses for which no offsetting tax benefit was recorded. See Note 5 "Income Taxes" in the Notes to Consolidated Financial Statements for further detail with respect to income taxes. Also see the "Foreign Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of foreign losses.

          In the first quarter of 1993, the Company changed its method of accounting for income taxes as a result of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of this change in accounting for income taxes was $71,000. SFAS 109 requires recognition of future tax benefits attributable to tax net loss carryforwards and deductible temporary differences between financial statement and income tax bases of assets and liabilities. The Company has fully reserved the deferred tax asset relating to foreign net operating loss carryforwards as the realization of the deferred tax asset was dependent upon generating taxable income in the affected subsidiaries. Accordingly, the Company increased its valuation allowance for foreign net operating loss carryforwards by $684,000 to $1,494,000 at December 31, 1994. Prior to recording a net deferred tax asset of $1,999,000 at December 31, 1994, the Company considered whether the asset would be realized as specified under SFAS
109. Of the four sources of future taxable income, the Company considered that reversals of existing taxable temporary differences and taxable income in prior carryback years constituted the most competent form of evidential matter when reviewing the realization of the deferred tax asset.

Fourth Quarter Results
----------------------

          Net income for the fourth quarter of 1994 was $173,000, or $0.02 per share, versus a net loss of $556,000, or $0.08 per share, in the comparable quarter of 1993. The increase in net income was primarily due to a decrease in consolidated marketing expenses, partially offset by the impact of increased income taxes.

          In recent years, the Company has reported lower fourth quarter net income as compared to the average net income levels for the first three quarters of the year due primarily to expenses related to marketing and selling programs. In the past, the Company has experienced fluctuating levels of marketing and promotional spending throughout a year to meet or adapt to competitive factors. Specifically, during the fourth quarter of 1993, the Company recorded a loss of $556,000 or $0.08 per share. As compared to the average net income levels of the first three quarters of 1993, the majority of the 1993 fourth quarter decline in net income was due to higher selling expenses and an unfavorable sales mix which negatively impacted the overall level of cost of products sold. The higher selling expenses were due to increased competitive activity and the accelerated launch of new products while the unfavorable sales mix was primarily due to customer purchase decisions. Although the Company has historically experienced this type of expense and net income fluctuations during interim periods, no specific future pattern can be reasonably estimated principally due to the unpredictable nature of competitive influences, and the Company's response thereto, and customer purchase decisions.

Inflation
---------

          Inflation has not significantly affected the Company's operating results during 1994, 1993 or 1992. There can, however, be no assurance that inflation will not affect the Company's operating results in the future.

FOREIGN OPERATIONS
------------------

          For the period from 1992 to 1994, the Company realized increases in foreign subsidiary sales of Personal Care Products at a growth rate higher than the corresponding growth rate in the United States. As a result, the percentage of total net sales that are represented by foreign subsidiary sales has increased over the period from 1992 to 1994. Specifically, in calendar year 1994, $25,556,000 or 16.3%, of the Company's total net sales were made from foreign subsidiaries, as compared with $23,354,000 or 15.7% and $16,287,000 or 12.2% in 1993 and 1992, respectively. Although the Company's ongoing efforts to penetrate foreign markets has historically resulted in the growth of foreign net sales, no specific future rate of increase can be reasonably estimated at this time.

          Income from operations from the sale of Personal Care Products for the Company's foreign subsidiaries was $1,722,000 (1.1% of Company net sales) for 1994, $2,202,000 (1.5% of Company net sales) for 1993 and $1,191,000 (0.9% of
Company net sales) for 1992. The impact of foreign sales on consolidated income from operations continues to vary between years, primarily as a result of varying levels of selling and marketing expenditures incurred for the creation and penetration of new markets and for the promotion of new and existing Personal Care Products.

          In particular, during 1994, 1993 and 1992, substantial resources were devoted to the development of the French market. The Company's consolidated income from operations in 1994, 1993 and 1992 included losses of approximately $900,000, $600,000 and $1,800,000, respectively, related to France. Additionally, during 1994, the Company incurred a $1,000,000 pre-tax loss in Germany, representing a significant decline from a break-even position in the prior year. The Germany loss in 1994 resulted almost exclusively from higher selling expenses incurred for the development of that market. Furthermore, the Company has experienced operating losses in Denmark. The Company has accumulated foreign net operating loss carryforwards totaling

$4,393,000 as of December 31, 1994. Although these loss carryforwards begin to expire in 1995, approximately 89% of the total amount has an expiration date of 1997 or later. The tax benefit, if any, to be realized on utilization of these foreign net operating losses cannot be reasonably estimated as the benefit is dependent upon the subsidiaries achieving a profitable status in future periods.

          Although the Company has experienced operating losses in the French, German and Danish markets, and expects losses in the near term, no specific income or loss level can be reasonably estimated principally due to the inherent unpredictability of trade and consumer acceptance of the Company's products in markets that are in the very early stages of development.

FOREIGN EXCHANGE
----------------

          The Company's international business is subject to all the risks inherent in operating in foreign countries, including risks resulting from transactions involving foreign currencies and fluctuating exchange rates. For the years ending December 31, 1994, 1993 and 1992, virtually all of the sales volume requirements of the Company's foreign subsidiaries were sourced from the United States. As a result, the Company incurred U.S. Dollar expenditures to manufacture product while the foreign subsidiaries produced sales and cash collections in various foreign currencies. The Company is impacted by foreign exchange movements between the United States Dollar and the Canadian Dollar, French Franc, Danish Kroner, German Mark and British Pound. Additionally, the Company may be impacted by significant country monetary devaluations, particularly in Central and South America, if the result of the devaluation affects the Company's ability to sell through normal trade channels with adequate margins.

In 1994 and 1993, net foreign currency transaction gains and losses were not significant. In 1992, net foreign currency transaction gains were $642,000, primarily due to U.S. Dollar exchange fluctuations relative to the Danish Kroner and British Pound.

          Management believes that the Company's overall exposure to transaction based currency fluctuations is mitigated through credit terms which denominate the majority of sales in U.S. Dollars. For the years ended December 31, 1994, 1993 and 1992, U.S. Dollar denominated sales as a percent of total consolidated Company sales were approximately 88%, 88% and 91%, respectively. Exposure to transaction gains or losses resulting from foreign currency fluctuations is also minimized by matching of foreign currency revenues with foreign currency expenses both within and across foreign currencies. Nevertheless, continued positive growth in international sales could accentuate the financial impact of future foreign currency fluctuations.

FINANCIAL CONDITION

          The Company had cash, cash equivalents and short term investments of $4,715,000 and $4,273,000 at December 31, 1994 and 1993, respectively.

          Net cash provided by operating activities for the year ended December 31, 1994 was $9,216,000, primarily resulting from net income for the year, increased accounts payable, reduced inventories of raw and packaging materials and significant noncash charges. Accounts payable increased primarily due to the timing of payments to vendors. Significant noncash charges to net income in the period included depreciation and amortization and the writedown related to the land sale. At December 31, 1994, the Company's working capital level and its current ratio increased as compared to December 31, 1993.

          Capital spending in 1994 rose to $2,818,000 from $2,091,000 in the prior year. This spending represented normal purchases of plant and equipment that are designed to maintain and increase the Company's manufacturing and distribution output and efficiencies. The sale of the Company's land provided $847,000 in cash on September 30, 1994.

          Net cash used for financing activities in 1994 was $6,980,000 primarily due to a reduction in short term borrowing levels. During 1994, the Company reduced its short term borrowings by $6,363,000 through a combination of factors including the sale of land, lower inventory levels and higher accounts payable. As a borrower of funds, the Company is negatively impacted by higher interest rates. During 1994, the prevailing prime interest rate from the Company's lending bank was raised on five separate occasions, thus raising the Company's cost of borrowing funds going forward. With a relatively low level of borrowings and healthy interest coverage ratios, the Company does not anticipate that the current level of interest rates or any reasonable level of interest rate increases over the near term will have a significant impact on its financial position. Cash dividends paid in 1994, 1993 and 1992 were $842,000, $819,000 and $746,000, respectively. The 1994 dividend amount was below the $876,000 maximum allowable payment as defined in the restrictive covenants section of the Company's Loan Agreement. Although the Company has historically paid dividends and expects to pay dividends in the future, there can be no assurance that future net income levels will be sufficient to maintain current dividend levels in compliance with the existing loan covenants in the Loan Agreement.

          In the third quarter of 1993, the Company entered into a Loan Agreement with a bank which provides a $15,000,000 revolving line of credit. The Loan Agreement expires July 31, 1995. See Note 6 "Short Term Debt" in the Notes to Consolidated Financial Statements for additional details.

          The Company believes that funds generated from operations, cash, cash equivalents, short term investments and its bank line of credit will be sufficient to satisfy its anticipated cash requirements for current operations and the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ST. IVES LABORATORIES, INC.
                                and Subsidiaries

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                Page
                                                                ----

Report of Independent Accountants                                 18

Financial Statements:
---------------------

     Consolidated Balance Sheets, December 31, 1994 and 1993      19

     Consolidated Income Statements for the Years Ended
     December 31, 1994, 1993 and 1992                             20

     Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1994, 1993 and 1992             21

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1994, 1993 and 1992                       22

     Notes to Consolidated Financial Statements                   23

Financial Statement Schedule:
-----------------------------

           II.  Valuation and Qualifying Accounts                 32


Schedules other than those listed above are omitted for the reasons that they are not required or not applicable, or the information is included in the Notes to Consolidated Financial Statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
St. Ives Laboratories, Inc.

We have audited the consolidated financial statements and the financial statement schedule of St. Ives Laboratories, Inc. and Subsidiaries listed in the index on page 17 of this Form 10-K/A. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Ives Laboratories, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 9, 1995

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER 31,
                                                         ------------------------
                                                            1994         1993
                                                         -----------  -----------
Current assets:
 Cash and cash equivalents.............................  $ 3,465,709  $ 3,024,607
 Short term investments................................    1,249,603    1,248,555
 Accounts receivable - trade, less allowance for
  doubtful accounts ($410,000 and $391,000 at
  December 31, 1994 and 1993, respectively)............   20,284,639   20,407,038
 Accounts receivable - related party (Note 8)..........      382,829      260,019
 Accounts receivable - other...........................    1,566,553    1,431,338
 Inventories (Note 2)..................................   30,045,445   31,010,684
 Prepaid and other assets..............................    1,591,065    1,349,204
 Deferred income taxes (Note 5)........................    1,999,208    1,940,463
                                                         -----------  -----------

   Total current assets................................   60,585,051   60,671,908

Land...................................................    1,932,831
Plant and equipment, net (Note 3)......................    8,043,491    7,595,330
Other assets...........................................      483,426      527,695
                                                         -----------  -----------

   Total assets........................................  $69,111,968  $70,727,764
                                                         ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable......................................  $11,337,817   $ 9,717,952
 Accrued expenses (Note 4).............................    9,691,945     8,952,278
 Income taxes payable (Note 5).........................      610,560       138,276
 Deferred income taxes (Note 5)........................      196,530       259,549
 Short term debt (Note 6)..............................    3,500,000     9,863,000
                                                         -----------   -----------

    Total current liabilities..........................   25,336,852    28,931,055
                                                         -----------   -----------

Commitments (Note 7)

Stockholders' equity (Notes 6, 10, 11 and 12):
 Preferred stock, $.01 par value per share, 5,000,000
  shares authorized; no shares issued or
  outstanding..........................................
 Common stock, $.01 par value per share,
  30,000,000 shares authorized; 7,019,399 and
   6,989,399 shares issued and outstanding at
  December 31, 1994 and 1993, respectively.............       70,194        69,894
 Paid-in capital.......................................   12,382,018    12,157,318
 Retained earnings.....................................   32,373,433    31,463,073
 Cumulative translation adjustments....................   (1,050,529)   (1,893,576)
                                                         -----------   -----------

    Total stockholders' equity.........................   43,775,116    41,796,709
                                                         -----------   -----------

    Total liabilities and stockholders' equity.........  $69,111,968   $70,727,764
                                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      1994            1993           1992
                                                  -------------  --------------  -------------

Net sales (includes related party sales of
  $20,069,000 in 1994, $20,398,000 in 1993
  and  $23,506,000 in 1992 - Note 8) (Note 14)    $157,184,009    $148,588,718   $133,910,289
                                                  ------------    ------------   ------------

Cost of products sold                               85,594,868      79,776,532     70,212,872

Selling, marketing and
  administrative expenses (Note 14)                 65,851,195      64,496,147     57,016,924

Other general expenses                               1,387,465               -              -
                                                  ------------    ------------   ------------

Operating costs and expenses                       152,833,528     144,272,679    127,229,796
                                                  ------------    ------------   ------------

Income from operations                               4,350,481       4,316,039      6,680,493

Interest expense                                       392,130         175,595        199,833

Other (income), net                                   (389,119)       (277,015)      (804,594)
                                                  ------------    ------------   ------------

Income before income taxes                           4,347,470       4,417,459      7,285,254

Provision for income taxes (Note 5)                  2,595,202       1,994,035      3,409,391
                                                  ------------    ------------   ------------

Net income                                        $  1,752,268    $  2,423,424   $  3,875,863
                                                  ============    ============   ============

 Net income per share...........................         $0.25           $0.35   $       0.56
                                                  ============    ============   ============

 Dividends per share............................         $0.12         $0.1175   $     0.1075
                                                  ============    ============   ============

 Weighted average shares outstanding............     7,014,155       6,971,594      6,935,940
                                                  ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                 COMMON STOCK                                                                 TOTAL
                              ------------------                                             CUMULATIVE       STOCK-
                                  NUMBER OF                     PAID-IN       RETAINED      TRANSLATION      HOLDERS'
                                    SHARES          AMOUNT      CAPITAL       EARNINGS      ADJUSTMENTS       EQUITY
                              ------------------  ----------  ------------  -------------  --------------  -------------

Balance, January 1, 1992...... 6,928,399          $  69,284   $  11,677,928 $   26,728,456  $   124,502     $  38,600,170
  Stock options exercised
    (Note 10).................    30,000                300         243,700                                       244,000
  Cash dividends on
    common stock
    ($.1075 per share)........                                                    (745,628)                      (745,628)
  Translation adjustment......                                                               (1,535,134)       (1,535,134)
  Net income..................                                                   3,875,863                      3,875,863
                               ---------           --------     -----------  -------------    -------------   -----------

Balance, December 31, 1992.... 6,958,399             69,584      11,921,628     29,858,691   (1,410,632)       40,439,271
  Stock options exercised
    (Note 10).................    31,000                310         235,690                                       236,000
  Cash dividends on
    common stock
    ($.1175 per share)........                                                    (819,042)                      (819,042)
  Translation adjustment......                                                                 (482,944)         (482,944)
  Net income..................                                                   2,423,424                      2,423,424
                               ---------           --------     -----------  -------------    -------------   -----------

Balance, December 31, 1993.... 6,989,399             69,894      12,157,318     31,463,073      (1,893,576)    41,796,709
  Stock options exercised
    (Note 10).................    30,000                300         224,700                                       225,000
  Cash dividends on
    common stock
    ($.12 per share)..........                                                    (841,908)                      (841,908)
  Translation adjustment......                                                                     843,047        843,047
  Net income..................                                                   1,752,268                      1,752,268
                               ---------           --------     -----------  -------------    -------------   -----------

Balance, December 31, 1994.... 7,019,399          $  70,194   $  12,382,018 $   32,373,433    ($ 1,050,529)   $43,775,116
                               ---------           --------     -----------  -------------    -------------   -----------



The accompanying notes are an integral part of these consolidated financial statements.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1994           1993           1992
                                                         -------------  -------------  -------------
Cash flow from operating activities:
      Net income                                         $  1,752,268   $  2,423,424   $  3,875,863
      Adjustments to reconcile net income to
net cash provided by (used for) operating activities:
Depreciation and amortization                               2,449,854      2,579,284      2,424,213
  Deferred income taxes................................      (123,764)      (854,880)        31,078
  Loss on disposal of land.............................     1,085,465
  Provision for losses on accounts receivable..........       131,863        502,979        690,855
  Provision for inventory obsolescence.................       346,887        507,200        602,388
  Changes in assets and liabilities:
   Accounts receivable - trade.........................       269,536     (1,807,007)    (5,991,099)
   Accounts receivable - related party.................      (122,810)     1,069,536        116,353
   Accounts receivable - other.........................      (106,215)      (645,574)        85,753
   Inventories.........................................     1,057,352     (8,753,436)    (9,660,056)
   Prepaid and other assets............................      (199,861)        52,674       (446,367)
   Accounts payable....................................     1,549,865      1,177,852      1,410,098
   Accrued expenses....................................       672,667      1,388,491        617,244
   Income taxes payable................................       453,284       (111,682)       233,902
                                                         ------------   ------------   ------------

    Net cash provided by (used for)
     operating activities..............................     9,216,391     (2,471,139)    (6,009,775)
                                                         ------------   ------------   ------------

Cash flow from investing activities:
 Proceeds from sale of land............................       847,366
 Purchase of plant and equipment.......................    (2,818,015)    (2,090,759)    (4,285,412)
 Other assets..........................................        58,269       (135,116)         2,003
 Short term investments................................        (1,048)        (1,049)     6,988,182
                                                         ------------   ------------   ------------

    Net cash provided by (used for)
     investing activities..............................    (1,913,428)    (2,226,924)     2,704,773
                                                         ------------   ------------   ------------

Cash flow from financing activities:
 Common stock options exercised........................       225,000        236,000        244,000
 Cash dividends paid...................................      (841,908)      (819,042)      (745,628)
 Short term debt borrowings............................    35,558,000     72,921,000     28,449,000
 Short term debt repayments............................   (41,921,000)   (66,056,000)   (25,451,000)
                                                         ------------   ------------   ------------

    Net cash provided by (used for)
     financing activities..............................    (6,979,908)     6,281,958      2,496,372
                                                         ------------   ------------   ------------

Effect of exchange rate changes on cash................       118,047         51,056       (470,134)
                                                         ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents...       441,102      1,634,951     (1,278,764)
Cash and cash equivalents at beginning of year.........     3,024,607      1,389,656      2,668,420
                                                         ------------   ------------   ------------

Cash and cash equivalents at end of year...............  $  3,465,709   $  3,024,607   $  1,389,656
                                                         ============   ============   ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during the year for:
  Interest.............................................  $    256,367   $    166,203   $    126,357
  Income taxes.........................................  $  1,769,584   $  2,285,062   $  3,106,093

The accompanying notes are an integral part of these consolidated financial statements.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The principal business of St. Ives Laboratories, Inc. and its subsidiaries (collectively the "Company") is developing, manufacturing and marketing Personal Care Products under its SWISS FORMULA(R) brand and manufacturing Custom Label Products for sale by other companies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of St. Ives Laboratories, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

STATEMENTS OF CASH FLOWS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

SHORT TERM INVESTMENTS

Short term investments are valued at cost, which approximates market, and consist of United States Treasury Notes. Short term investments are classified as a current asset in the Consolidated Balance Sheets as the Company intends to hold the $1,250,000 of face value government securities until maturity in the second quarter of 1995. At December 31, 1994, the aggregate fair value and weighted average interest rate of the securities was $1,259,000 and 8.45%, respectively. Income from short term investments is included in other income, net.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of short term investments and trade receivables.

The Company invests its excess cash in United States Treasury Notes. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their geographical dispersion. The Company grants uncollateralized credit to domestic and international customers. Domestically, the Company sells its products primarily through food, drug and mass merchandise stores and military exchanges and commissaries. From time to time, the Company experiences write-offs of receivables related to bankruptcy filings of customers. Internationally, the Company conducts business with a few accounts on open terms. Many international customers are required to furnish letters of credit, make advance payments, or provide letters of guarantee in amounts sufficient to limit the Company's credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Finished goods inventories include the cost of materials, direct labor and manufacturing overhead. In determining obsolescence related to inventory, the Company, on an ongoing basis, considers factors such as deterioration, spoilage, packaging changes, changes in price level and similar factors which affect the utility of its inventory.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

1.  THE COMPANY AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PLANT AND EQUIPMENT

Plant and equipment are stated at cost, less accumulated depreciation and amortization. Machinery and equipment and furniture and fixtures are depreciated using an accelerated method with estimated useful lives which range from three to fifteen years. Tooling is depreciated using a straight-line method over three years. Leasehold improvements are amortized over the shorter of the useful life or lease term.

Expenditures for repairs and maintenance are charged to expense as incurred. Replacements and betterments are added to the asset accounts when placed in service. Costs of assets sold or retired and the related amounts of accumulated depreciation and amortization are eliminated from the accounts and the resulting gains or losses on disposal are included in other income, net.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

FOREIGN CURRENCY

Foreign exchange gains and losses as a result of translating the Company's foreign subsidiaries' financial statements into U.S. dollars are included as a separate component of stockholders' equity. Actual gains or losses incurred on currency transactions in other than the countries' functional currencies are included in income in the current period. In 1994 and 1993, foreign currency transaction gains and losses were not significant. In 1992, foreign currency transaction gains were $642,000.

REVENUE RECOGNITION

Revenue from sales is recognized when products are shipped.

ADVERTISING

Advertising is expensed as incurred and for 1994, 1993 and 1992 amounted to $8,927,000, $9,121,000 and $8,186,000, respectively.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development costs are expensed as incurred and for 1994, 1993 and 1992 amounted to $1,327,000, $1,279,000 and $1,116,000, respectively.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

1.  THE COMPANY AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of shares of common stock outstanding. For the periods presented, stock options have an immaterial dilutive effect.


2.  INVENTORIES

The components of inventories were:

                                                                DECEMBER 31,
                                                                ------------
                                                           1994         1993
                                                           ----         -----
 Raw and packaging materials.......................    $   7,027,459   $  8,102,050
 Work in-process...................................          521,744        703,270
 Finished goods....................................       22,496,242     22,205,364
                                                       -------------   ------------
                                                       $  30,045,445   $  31,010,684
                                                       =============   =============

3.  PLANT AND EQUIPMENT

Plant and equipment consisted of the following:


                                                              DECEMBER 31,
                                                             ------------
                                                          1994             1993
                                                          ----             ----
   ................................................
Machinery and equipment............................    $  17,627,165   $ 14,957,299
 Furniture and fixtures............................        2,057,786      1,979,530
 Leasehold improvements............................        2,965,876      2,872,219
                                                       -------------   ------------
                                                          22,650,827     19,809,048

Less accumulated depreciation and
amortization.......................................     (14,607,336)   (12,213,718)
                                                       -------------   ------------

Net plant and equipment............................    $   8,043,491   $  7,595,330
                                                       =============   ============


4.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                          1994             1993
                                                          ----             ----
Sales promotion....................................    $   3,889,820   $  4,079,769
Payroll and bonuses................................        1,320,545      1,025,139
Sales commissions..................................          944,338        953,923
Vacation...........................................          977,241        853,080
Other..............................................        2,560,001      2,040,367
                                                       -------------   ------------
                                                       $   9,691,945   $  8,952,278
                                                       =============   ============

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

5.  INCOME TAXES

In the first quarter of 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of this change in accounting for income taxes was $71,000.


                                                                      YEAR ENDED DECEMBER 31,
                                                                      ----------------------
                                                                 1994          1993          1992
                                                                 ----          ----          ----
Income (loss) before income taxes:
  United States.............................................. $  4,615,805    $  4,074,686  $  7,884,759
  Foreign....................................................     (268,335)        342,773      (599,505)
                                                              ------------    ------------  ------------
                                                              $  4,347,470    $  4,417,459  $  7,285,254
                                                              ============    ============  ============

The provision for income taxes consisted of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                  1994          1993          1992
                                                                  ----          ----          ----
Currently payable:
  Federal.................................................... $  1,601,958    $  1,546,888  $  2,553,500
  Foreign....................................................      656,661         285,538       250,670
  State......................................................      382,244         467,649       588,657
                                                              ------------    ------------  ------------
                                                                 2,640,863       2,300,075     3,392,827
                                                              ------------    ------------  ------------

Deferred:
  Federal....................................................      (55,096)       (227,380)      (74,505)
  Foreign....................................................            -               -        50,642
  State......................................................        9,435         (78,660)       40,427
                                                              ------------    ------------  ------------
                                                                   (45,661)       (306,040)       16,564
                                                              ------------    ------------  ------------
                                                              $  2,595,202    $  1,994,035  $  3,409,391
                                                              ============    ============  ============

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision.for income taxes as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                  1994          1993          1992
                                                                  ----          ----          ----
Federal statutory rate.......................................    34.0%        34.0%           34.0%
State taxes, net of federal benefit..........................     6.9%         4.8%            4.8%
Impact of foreign operating losses...........................    15.7%         7.9%            7.4%
Difference between foreign and U.S.
   tax rates.................................................     1.5%        (4.1%)          (0.3%)
Adoption of SFAS No. 109.....................................       -          1.6%              -
Other........................................................     1.6%         0.9%            0.9%
                                                                 ----         ----            ----
                                                                 59.7%        45.1%           46.8%
                                                                 =====        =====           =====

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

5.    INCOME TAXES (CONTINUED)

The components of the net deferred tax asset were as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                       1994                 1993
                                                                       ----                 ----
Deferred tax assets:
  Foreign net operating loss
    carryforwards............................................     $ 1,493,735             $  810,000

  Inventory adjustments......................................         959,685                870,000

  Allowance and accrual adjustments..........................         843,145                859,329
  Other......................................................         196,378                211,134
                                                                  -----------             ----------

                                                                    3,492,943              2,750,463
                                                                  -----------            -----------
Deferred tax liabilities:
  Plant and equipment........................................         (68,011)               (44,105)
  State taxes................................................        (128,519)              (158,472)
  Other......................................................               -                (56,972)
                                                                  -----------            -----------
                                                                     (196,530)              (259,549)
                                                                  -----------             ----------
Valuation allowance for foreign
  net operating loss carryforwards...........................      (1,493,735)              (810,000)
                                                                  -----------            -----------
                                                                  $ 1,802,678            $ 1,680,914
                                                                  ===========            ===========

The sources of deferred taxes and the tax effect of each were as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                  1994             1993          1992
                                                                  ----             ----          ----
Inventory adjustments........................................    ($   42,355)   ($   211,478)   ($  160,500)
Allowance and accrual adjustments............................         22,398        (160,278)        39,534
State income taxes...........................................        169,229               -        (20,674)
Other........................................................       (103,611)         65,716        158,204
                                                                 -----------    ------------   ------------
                                                                  $   45,661    ($   306,040)    $   16,564
                                                                 ===========    =============  ============

At December 31, 1994, the Company had net operating loss carryforwards in Denmark and Germany totaling $4,393,000. These loss carryforwards will expire at various dates between 1995 and 1999.

6.   SHORT TERM DEBT

The Company has a Loan Agreement with a bank which provides a $15,000,000 revolving credit commitment and facilities for trade finance and foreign exchange. The Loan Agreement expires July 31, 1995 and may be extended with the mutual consent of the bank and the Company. Borrowings may be obtained, at the Company's option, at the prevailing prime interest rate or based on a choice of formulas as specified in the agreement. The formulas are based on interest rates for either the offshore dollar inter-bank market or bank dealer certificates of deposit. All interest and fees are computed on the basis of a 360-day year and the actual number of days elapsed for the borrowing period. A commitment fee of 0.125% per annum is payable quarterly on the unused amount of credit available. Under the Loan Agreement, the Company has restrictive provisions limiting the amount of dividend payments to 50% of net income and requiring maintenance of net worth, working capital and debt to equity ratios. Further, the Loan Agreement contains other conditions including restrictions on the Company's ability to encumber its assets or engage in certain transactions outside the normal course of business.

Borrowings outstanding at December 31, 1994 and 1993 were $3,500,000 and $9,863,000, subject to an effective weighted average interest rate of 7.87% and 5.04%, respectively.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

7.  COMMITMENTS

The Company leases its office, production and warehouse facilities and certain office and production equipment under operating lease agreements. Lease terms generally range from two to ten years; principal building leases contain options for renewal for additional periods and are subject to periodic increases equal to the change in the Consumer Price Index and payments for utilities, taxes, insurance and maintenance fees.

Total rent expense for 1994, 1993 and 1992 was $3,092,000, $2,820,000 and
$2,721,000, respectively. Minimum annual noncancelable lease commitments at December 31, 1994 are:


               YEAR ENDED DECEMBER 31,
                ----------------------
               1995.................       $ 3,450,000
               1996.................         3,186,000
               1997.................         2,311,000
               1998.................         1,144,000
               1999.................           853,000
               2000 and thereafter..           131,000
                                           -----------
                                           $11,075,000
                                           ===========

8.  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMER
    INFORMATION

The Company leases its manufacturing facility from an officer and director pursuant to a lease which began on July 1, 1979 and expires on June 30, 1998 with options to renew for two additional five-year periods. Rental payments for this facility were $524,000 in 1994, $505,000 in 1993 and $487,000 in 1992.

Net sales of Custom Label Products for the years ended December 31, 1994, 1993 and 1992 included sales to a customer of $20,069,000, $20,398,000 and $23,506,000, respectively. A significant shareholder of this customer owns 27.1% of the Company's outstanding common stock. Accounts receivable from this customer at December 31, 1994 and 1993 were $382,829 and $260,019, respectively.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

9.  GEOGRAPHICAL INFORMATION

The principal business of the Company is developing, manufacturing and marketing Personal Care Products to retail outlets. A second focus of the Company's business is the manufacture of Custom Label Products for distribution by other companies.


                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                          1994           1993           1992
                                                                          ----           ----           ----
Net sales:
 Personal care products............................................      $127,769,000   $121,163,000   $106,712,000
 Custom label products.............................................        29,415,000     27,426,000     27,198,000
                                                                         ------------   ------------   ------------
                                                                         $157,184,000   $148,589,000   $133,910,000
                                                                         ============   ============   ============

Net sales and income from operations for each of the three years in the period ended December 31, 1994 and identifiable assets at the end of each.of those years, classified by geographical area, are as follows:


                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                          1994           1993           1992
                                                                          ----           ----           ----

Net sales:
  Domestic.........................................................      $115,697,000   $115,647,000   $107,298,000
  Export...........................................................        15,931,000      9,588,000     10,325,000
  Foreign..........................................................        25,556,000     23,354,000     16,287,000
                                                                         ------------   ------------   ------------
                                                                         $157,184,000   $148,589,000   $133,910,000
                                                                         ============   ============   ============
Income from operations:
  Domestic and export..............................................      $  2,628,000   $  2,114,000   $  5,489,000
  Foreign..........................................................         1,722,000      2,202,000      1,191,000
                                                                         ------------   ------------   ------------
                                                                         $  4,350,000   $  4,316,000   $  6,680,000
                                                                         ============   ============   ============

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                          1994           1993           1992
                                                                          ----           ----           ----
Identifiable assets:
  Domestic and export..............................................      $ 48,763,000   $ 52,292,000   $ 43,853,000
  Foreign..........................................................        20,349,000     18,436,000     16,048,000
                                                                         ------------   ------------   ------------
                                                                         $69,112,000    $ 70,728,000   $ 59,901,000
                                                                         ===========    ============   ============

The Company has foreign subsidiaries in Canada, France, Denmark, Germany, Switzerland and the United Kingdom. All intercompany revenues and expenses are eliminated in computing net sales and income from operations.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

10. STOCK OPTION AND EMPLOYEE BENEFIT PLANS

The Company has Incentive Stock Option and Nonqualified Stock Option Plans (collectively, the "Stock Option Plans"). The Stock Option Plans permit the grant of both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. Employees, including officers of the Company and its subsidiaries, may receive incentive stock options and nonqualified stock options. Directors who are not employees may only receive nonqualified stock options. A total of 1,150,000 shares have been reserved for issuance under the Stock Option Plans. Nonqualified options generally are immediately exercisable but are subject to vesting of one-fifth of the total grant in each year for five years.

The Stock Option Plans are administered by the Option Plan Committee, composed of two disinterested Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the exercisability thereof. The exercise price of any option must be at least 100% of the fair market value of such shares on the date of grant.

The following table summarizes certain information relative to the Stock Option
Plans:

                                     SHARES      OPTION PRICE
                                    --------  ------------------

Outstanding at December 31, 1992..  515,000    $6.50  to   $8.50
Granted...........................   25,000    $9.00
Exercised.........................  (31,000)   $6.50  to   $6.75
Cancelled or expired..............   (4,500)   $6.50
                                    -------

Outstanding at December 31, 1993..  504,500    $6.50  to   $9.00
Granted...........................  232,000    $7.94  to   $8.88
Exercised.........................  (30,000)   $6.50
Cancelled or expired..............  (13,000)   $6.50  to   $8.50
                                    -------

Outstanding at December 31, 1994..  693,500    $6.50  to   $9.00
                                    -------
Available for future options at
     December 31, 1994............  360,500
                                    -------
Exercisable at December 31, 1994..  340,000    $6.50  to   $9.00
                                    -------

The Company has a Section 401(k) Plan and Trust Employee Benefit Plan for qualified employees under Section 401(k) of the Internal Revenue Code and a Nonqualified Deferred Compensation Plan for key employees. Company contributions to these plans are based on a fixed percentage of employee contributions up to the limits as specified in the plans. Total Company contributions to these plans in 1994, 1993 and 1992 were approximately $232,000, $200,000 and $178,000, respectively.

11. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, $.01 par value. The Board of Directors is empowered to issue one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed on, any such series. No shares of preferred stock of the Company are issued or outstanding.

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

12. COMMON STOCK REPURCHASE PLAN

On February 6, 1995, the Board of Directors of the Company authorized the repurchase of up to 250,000 shares of the Company's common stock. The stock can be purchased periodically through February 5, 1996 in accordance with Regulation 10b-18 of the Securities and Exchange Act of 1934 at per share prices the Company deems desirable. At March 15, 1995, no shares of common stock had been repurchased.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes financial information by quarter for calendar years 1994 and 1993:

                                                    1994
                                                    ----
                           FIRST       SECOND        THIRD        FOURTH
                          QUARTER      QUARTER      QUARTER       QUARTER         TOTAL
                        -----------  -----------  -----------  -------------  -------------
Net sales.............  $38,348,903  $42,732,868  $41,002,442   $35,099,796    $157,184,009
                        -----------  -----------  -----------   -----------    ------------
Gross profit..........  $17,195,437  $19,078,490  $19,003,823   $16,311,391    $ 71,589,141
                        -----------  -----------  -----------   -----------    ------------
Net income............  $   488,068  $   279,686  $   811,623   $   172,891    $  1,752,268
                        -----------  -----------  -----------   -----------    ------------
Net income per share..  $      0.07  $      0.04  $      0.12   $      0.02    $       0.25
                        -----------  -----------  -----------   -----------    ------------

                                                    1993
                                                    ----
                           FIRST       SECOND        THIRD        FOURTH
                          QUARTER      QUARTER      QUARTER      QUARTER          TOTAL
                        -----------  -----------  -----------  ------------   -------------
Net sales.............  $35,580,110  $34,934,609  $40,772,446   $37,301,553    $148,588,718
                        -----------  -----------  -----------   -----------    ------------
Gross profit..........  $16,781,160  $16,100,037  $19,075,115   $16,855,874    $ 68,812,186
                        -----------  -----------  -----------   -----------    ------------
Net income............  $   890,115  $ 1,044,204  $ 1,044,989   $  (555,884)   $  2,423,424
                        -----------  -----------  -----------   -----------    ------------
Net income per share..  $      0.13  $      0.15  $      0.15   $     (0.08)   $       0.35
                        -----------  -----------  -----------   -----------    ------------

14.           RECLASSIFICATIONS

Historically, the Company has recorded expenses for certain promotional and marketing allowances that were shown on the face of a customer invoice as deductions from the list price (herein referred to as the "off-invoice allowances"). Following a recent industrywide trend, the Company changed its invoicing methodology in 1995 by substantially eliminating off-invoice allowances in North America. Simultaneously, the Company reduced its list prices which are used to record net sales when products are shipped. In order to provide consistency and improve the comparison of results between periods, $18,514,064, $17,270,409 and $15,336,192 of costs relating to off-invoice allowances that were previously included as selling expenses (Selling, marketing and administrative expenses) were reclassified to reduce net sales for the years ended December 31, 1994, 1993 and 1992, respectively. Accordingly, a summary of these reclassifications is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                1994          1993          1992
                                                                ----          ----          ----
Net sales
 as originally reported..................................    $175,698,073  $165,859,127  $149,246,481
 as reclassified.........................................    $157,184,009  $148,588,718  $133,910,289
Selling, marketing and administrative expenses
 as originally reported..................................    $ 85,752,724  $ 81,766,556  $ 72,353,116
 as reclassified.........................................    $ 65,851,195  $ 64,496,147  $ 57,016,924
Other general expenses
 as originally reported..................................               -             -             -
 as reclassified.........................................    $  1,387,465             -             -

                                  SCHEDULE II

                  ST. IVES LABORATORIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                   Balance     Charged to   Charged to                  Balance
                                  at beginning costs and      other                      at end
          Description             of period     expenses     accounts     Deductions    of period
--------------------------------  ---------  --------------  ---------  --------------  ----------

Year Ended December 31, 1992:
  Allowance for doubtful
    accounts__________________     $391,429  $ 690,855          -           $690,855(1)  $ 391,429
  Reserve for inventory
    obsolescence______________     $489,150  $ 602,388          -           $704,835(2)  $ 386,703

Year Ended December 31, 1993:
  Allowance for doubtful
    accounts__________________     $391,429  $ 502,979          -           $502,979(1)  $ 391,429
  Reserve for inventory
    obsolescence______________     $386,703  $ 507,200          -           $627,382(2)  $ 266,521
  Valuation allowance for
    foreign net operating loss
    carryforwards_____________            -  $ 810,000(3)       -               -        $ 810,000

Year Ended December 31, 1994:
  Allowance for doubtful
    accounts__________________     $391,429  $ 131,863          -           $113,292(1)  $ 410,000
  Reserve for inventory
    obsolescence______________     $266,521  $ 346,887          -           $197,995(2)  $ 415,413
  Valuation allowance for
    foreign net operating loss
    carryforwards_____________     $810,000  $ 683,735          -                -       $1,493,735



------------

(1)  Actual write-offs of uncollectible accounts receivable.
(2)  Actual disposals of obsolete inventory.
(3)  SFAS 109 adopted in the first quarter of 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no change in the Company's accountants nor were there any disagreements with accountants on matters of accounting and financial disclosure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Part III has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. That proxy statement includes information required by Items 10, 11, 12 and 13 of Form 10-K. Information concerning executive officers is included in Part I of this Form 10-K/A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

1.        Financial Statements.

          Reference is made to Item 8 on page 17 for a table setting forth the information required by this Item with respect to Financial Statements and Financial Statement Schedule.

2.        Financial Statement Schedule.

          See Item 1 of this Item 14.

3.        Exhibits.

          A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, on pages 34 through 37 hereof, and is incorporated herein by this reference.

Reports on Form 8-K - None

                               INDEX TO EXHIBITS

                                                                                         Page
Number          Description                                                             Number
------          -----------                                                             ------

3.1       Restated Certificate of Incorporation of the Registrant                        (e)
          as amended and as currently in effect.

3.2       Amended and restated By-Laws of the Registrant as currently                    (a)
          in effect.

10.1      Letter of Agreement between St. Ives Laboratories, Inc. and                    (a)
          Go-Jo Industries, Inc. dated September 25, 1984.

10.3      Lease dated July 2, 1979 between Howard F. Worth and                           (a)
          Gary H. Worth as "Lessor" and Fragrance Development
          Corporation as "Lessee" covering premises at 20245
          Sunburst Street, Chatsworth, California.

10.15     Stock Purchase Agreement and General Settlement and                            (a)
          Release dated as of March 31, 1987 among John L. Boyle,
          St. Ives Laboratories, Inc., Robert Van Dine and Gary H. Worth.

10.17*    1987 Incentive Stock Option Plan of the Registrant.                            (a)

10.18*    1987 Non-Qualified Stock Option Plan of the Registrant.                        (a)

10.24     Addendum I to lease dated July 2, 1979 between Howard F.                       (a)
          Worth and Gary H. Worth as "Lessor" and Fragrance
          Development Corporation as "Lessee" covering premises at
          20245 Sunburst Street, Chatsworth, California.

10.25     First Amendment to Stock Purchase Agreement and General                        (a)
          Settlement and Release dated as of June 16, 1987 among
          John L. Boyle, the Registrant, St. Ives Laboratories, Inc.,
          Robert Van Dine and Gary H. Worth.

10.26     Second Amendment to Stock Purchase Agreement and General                       (a)
          Settlement and Release dated as of July 6, 1987 among
          John L. Boyle, the Registrant, St. Ives Laboratories, Inc.,
          Robert Van Dine and Gary H. Worth.

10.37     Letter from Cosmetic Laboratories to Gary H. Worth                             (b)
          dated March 22, 1988 extending lease on premises at
          20245 Sunburst Street, Chatsworth, California.

10.47*    1989 Incentive Stock Option Plan of the Registrant.                            (c)

10.48*    1989 Non-Qualified Stock Option Plan of the Registrant.                        (c)

10.50*    Non-Qualified Deferred Compensation Plan of Registrant                         (d)

                                                                              Page
Number                  Description                                          Number
-----                   -----------                                          ------

10.54      Standard Industrial Lease--Multi-Tenant dated                       (e)
           December 26, 1991, between Catellus Development
           Corporation as "Lessor" and St. Ives Laboratories, Inc.
           as "Lessee" covering premises at 9201 Oakdale Avenue,
           Chatsworth, California (the "Oakdale Lease").

10.55      Lease dated December 18, 1991 between Confederation Life            (e)
           Insurance Company as "Landlord" and St. Ives Laboratories
           Limited as "Tenant" covering premises at Unit 10, The
           Quadrangle, Abbey Park Industrial Estate, Romsey,
           Hampshire, U.K.

10.56      Standard Industrial Lease-Net dated April 13, 1992                  (f)
           between Paul Amir, d.b.a. Amir Development Company, Inc.,
           ("Amir") as "Lessor" and St. Ives Laboratories, Inc. as
           "Lessee" covering premises at 20525 Nordhoff Street,
           Chatsworth, California (the "Nordhoff Lease").

10.57      Business Loan Agreement dated as of August 1, 1992                  (f)
           between Bank of America National Trust and
           Savings Association and St. Ives Laboratories, Inc.

10.58      Letter from Cosmetic Laboratories to Gary H. Worth                  (f)
           dated December 30, 1992 extending lease on premises at
           20245 Sunburst Street, Chatsworth, California.

10.59      Lease Amendment as of April 15, 1992 between Catellus               (f)
           Development Corporation and St. Ives Laboratories, Inc.
           with regard to the Oakdale Lease.

10.60      Lease Amendment as of June 26, 1992 between Catellus                (g)
           Development Corporation and St. Ives Laboratories, Inc.
           with regard to the Oakdale Lease.

10.61      Amendment to Business Loan Agreement dated as of                    (g)
           August 1, 1993 between Bank of America National Trust
           and Savings Association and St. Ives Laboratories, Inc.

10.62      Amendment to Lease dated May 29, 1992 between Paul                  (g)
           Amir, d.b.a. Amir Development Company, Inc., and St. Ives
           Laboratories, Inc. with regard to the Nordhoff Lease.

10.63      Second Amendment to Lease dated August 5, 1993                      (g)
           between Paul Amir, d.b.a. Amir Development Company,
           Inc., and St. Ives Laboratories, Inc. with regard to the
           Nordhoff Lease.

                                                            Page
   Number                Description                         Number
   ------  ---------------------------------------           ------

   10.64*  1994 Incentive Stock Option Plan of the Registrant

   10.65*  1994 Non-Qualified Stock Option Plan of the Registrant

   10.66*  1994 Incentive Stock Option Plan, Plan Amendment

   10.67*  1994 Non-Qualified Option Plan, Plan Amendment

   10.68*  1987 Incentive Stock Option Plan, Plan Amendment

   10.69*  1987 Nonqualified Stock Option Plan, Plan Amendment

   10.70*  1989 Incentive Stock Option Plan, Plan Amendment

   10.71*  1989 Nonqualified Stock Option Plan, Plan Amendment

   10.72 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated June 24, 1994, between Anthony Maglica and St. Ives Laboratories, Inc. relating to the sale of the Company's
           10.5 acres of land in Ontario, California

   10.73   Standard Industrial/Commercial Multi-Tenant Lease - Modified
           Net dated December 7, 1994, between Amiscope
           Properties, a California Limited Partnership as "Lessor," and
           St. Ives Laboratories, Inc., as "Lessee," covering 24,577 sq. ft. of the premises at 20525 Nordhoff Street, Chatsworth, California

   10.74   Standard Industrial/Commercial Multi-Tenant Lease - Modified
           Net dated December 7, 1994, between Amiscope
           Properties, a California Limited Partnership as "Lessor," and
           St. Ives Laboratories, Inc., as "Lessee," covering 41,193 sq. ft. of the premises at 20525 Nordhoff Street, Chatsworth, California

                                                            Page
Number                Description                         Number
------  ---------------------------------------           ------

  21.  Subsidiaries of the Registrant.

  23.  Consent of Coopers & Lybrand L.L.P.

  27.  Financial Data Schedule

------------------
(a) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 dated July 17, 1987, File No. 33-14324.

(b) Incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987, File No. 0-16060.

(c) Incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, File No. 0-16060.

(d) Incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990, File No. 0-16060.

(e)    Incorporated herein by reference from the Registrant's Form 10-K   Annual
       Report for the fiscal year ended December 31, 1991, File No. 0-16060.

(f) Incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, File No. 0-16060.

(g) Incorporated herein by reference from the Registrant's Form 10-K/A Annual Report for the fiscal year ended December 31, 1993, File No. 0-16060.

*      A compensatory plan of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ST. IVES LABORATORIES, INC.



Date:  January 4, 1996                   By   /S/  GARY H. WORTH
                                            --------------------
                                            GARY H. WORTH, Chairman of the
                                            Board, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



January 4, 1996                            /S/  GARY H. WORTH
                                           ------------------
                                           GARY H. WORTH, Chairman of the Board,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)



January 4, 1996                            /S/  ROBERT VAN DINE
                                           --------------------
                                           ROBERT VAN DINE, Vice Chairman,
                                           Chairman of the Executive Committee
                                           and Director



January 4, 1996                            /S/  EUGENE R. WHITE
                                           --------------------
                                           EUGENE R. WHITE, Director



January 4, 1996                            /S/  MAC ALLEN CULVER III
                                           -------------------------
                                           MAC ALLEN CULVER III, President,
                                           Chief Operating Officer and Director



January 4, 1996                           /S/  JOHN L. BOYLE
                                          ------------------
                                          JOHN L. BOYLE, Vice President,
                                          Chief Financial Officer and Secretary
                                          (Principal Accounting Officer)