Form 10-Q/A
period 1995-09-30
ST IVES LABORATORIES INC
filed 1996-01-08
CIK 814248

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                                   -----------

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

Cost of Products Sold

For the three-month period ended September 30, 1995, cost of products sold increased by $1,974,000, and as a percent of net sales to 54.7% from 53.7% in the third quarter of 1994. The increase in absolute dollars related, in part, to higher sales volume in the quarter. In addition, the Company recorded a $1,100,000 pre-tax charge in the third quarter of 1995 as a provision for packaging and finished goods inventory obsolescence as discussed in the following. During 1995, the Company engaged third-party independent distributors in France (in May) and Denmark (in November). The independent distributors selectively purchased some, but not all, of the finished goods inventory from the Company's wholly owned subsidiaries. The information about the net realizable value of the remaining inventory was made available to the Company prior to the issuance of this third quarter report. During the same time frame, the Company elected to discontinue efforts to utilize certain raw and packaging materials in the manufacture of new product configurations for sale into selective markets. In the United States during 1995, the Company commenced the utilization of a new large contract manufacturer in the Midwest and began to reduce the number of other outside contract manufacturers. The "wind-up" of outside manufacturing arrangements resulted in a modest level of excess and obsolete raw and packaging materials. Based on these events, the Company recorded an additional provision for obsolescence expense in the third quarter of 1995 directly related to the net realizable value of the affected inventory.

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


                                     ST. IVES LABORATORIES, INC.
                                     (Registrant)



Date:  January 4, 1996               /s/ JOHN L. BOYLE
                                     ------------------------------------
                                     JOHN L. BOYLE
                                     CHIEF FINANCIAL OFFICER


Date:  January 4, 1996              /s/ MAC ALLEN CULVER III
                                    -------------------------------------
                                    MAC ALLEN CULVER III
                                    PRESIDENT


                                                             Page 13 of 13 pages